Form 10-Q
period 2019-09-30
Live Inc
filed 2019-11-14
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-230070

LIVE INC. (Exact name of small business issuer as specified in its charter)

California	2750
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)

315 Montgomery Street, 9th Floor San Francisco, CA 94104 (Address of principal executive offices) 480-902-3062 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,400,000 common shares issued and outstanding as of November 14, 2019.

LIVE INC.

QUARTERLY REPORT ON FORM 10-Q

LIVE, INC. BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash	$403,073	$256,407
Prepaid	1,683	1,019
Total Current Assets	404,756	257,426

Software development	30,000	—

Total Assets	$434,756	$257,426

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$59,826	$17,245
Accrued Interest – related party	47,139	30,082
Note payable – related party	420,500	200,000
Accrued officer compensation – related party	676,394	543,862
Total Current Liabilities	1,203,859	791,189

Total Liabilities	1, 203,859	791,189

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,400,000 and 7,400,000 shares issued and outstanding, respectively	791	791
Additional paid-in capital	417,200	417,200
Common stock to be issued	88,521	64,845
Treasury Stock	(50)	(50)
Accumulated deficit	(1,275,565)	(1,016,549)

Total Stockholders’ Deficit	(769,103)	(533,763)

Total Liabilities and Stockholders' Deficit	$434,756	$257,426

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$—	$10,874	$—	$24,985
Cost of revenue	—	(2,987)	—	(11,017)
Gross Margin	—	7,887	—	13,968

Operating Expenses:
Officer compensation – related party	74,408	62,500	153,158	190,033
Consulting	13,882	—	40,916	86,589
Professional fees	10,613	—	24,438	12,039
General & administrative expenses	9,563	4,458	26,333	39,549
Total operating expenses	108,466	66,958	244,845	328,210

Loss from operations	(108,466)	(59,071)	(244,845)	(314,242)

Other income (expense):
Interest expense	(6,963)	(4,987)	(17,057)	(14,959)
Interest income	1,534	—	2,886	-
Total other expense	(5,429)	(4,987)	(14,171)	(14,959)

Loss before income taxes	(113,895)	(64,058)	(259,016)	(329,201)

Provision for income taxes	—	—	—	-

Net loss	$(113,895)	$(64,058)	$(259,016)	$(329,201)

Loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares, basic and diluted	7,400,000	7,950,000	7,400,000	7,950,000

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT) SEPTEMBER 30, 2018 (Unaudited)

	Common Stock		Additional	Common Stock
	Shares	Amount	Paid in Capital	to be Issued	Accumulated Deficit	Total
Balance, December 31, 2017 (restated)	7,950,000	$796	$359,853	$73,334	$(997,595)	$(563,612)
Common stock issued for services	—	—	—	6,875	—	6,875
Common stock issued for services – related party	—	—	—	6,875	—	6,875
Net Loss	—	—	—	—	(151,064)	(151,064)
Balance, March 31, 2018	7,950,000	796	359,853	87,084	(1,148,659)	(700,926)
Common stock issued for services	—	—	—	6,875	—	6,875
Common stock issued for services – related party	—	—	—	6,875	—	6,875
Net Loss	—	—	—	—	(79,045)	(79,045)
Balance, June 30, 2018	7,950,000	796	359,853	100,834	(1,227,704)	(766,221)
Common stock issued for services	—	—	—	6,875	—	6,875
Common stock issued for services – related party	—	—	—	6,875	—	6,875
Net Loss	—	—	—	—	(64,058)	(64,058)
Balance, September 30, 2018	7,950,000	$796	$359,853	$114,584	$(1,291,762)	$(816,529)

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT) SEPTEMBER 30, 2019 (Unaudited)

	Common Stock		Additional	Common Stock
	Shares	Amount	Paid in Capital	to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2018	7,400,000	$791	$417,200	$64,845	$(50)	$(1,016,549)	$(533,763)
Common stock issued for services	—	—	—	1,017	—	—	1,017
Common stock issued for services – related party	—	—	—	6,875	—	—	6,875
Net Loss	—	—	—	—	—	(85,599)	(85,599)
Balance, March 31, 2019	7,400,000	791	417,200	72,737	(50)	(1,102,148)	(611,470)
Common stock issued for services	—	—	—	1,017	—	—	1,017
Common stock issued for services – related party	—	—	—	6,875	—	—	6,875
Net Loss	—	—	—	—	—	(59,522)	(59,522)
Balance, June 30, 2019	7,400,000	791	417,200	80,629	(50)	(1,161,670)	(663,100)
Common stock issued for services	—	—	—	1,017	—	—	1,017
Common stock issued for services – related party	—	—	—	6,875	—	—	6,875
Net Loss	—	—	—	—	—	(113,895)	(113,895)
Balance, September 30, 2019	7,400,000	$791	$417,200	$88,521	$(50)	$(1,275,565)	$(769,103)

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(259,016)	$(329,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	20,625	20,625
Stock based compensation	3,052	20,625
Changes in assets and liabilities:
Prepaid	(664)	—
Accounts payable	42,580	—
Accrued interest – related party	17,057	16,795
Accrued compensation– related party	132,532	119,562
Accrued compensation	—	115,810
Net cash used in operating activities	(43,834)	(35,784)

Cash flows from investing activities:
Software development	(30,000)	—
Net cash used in investing activities	(30,000)	—

Cash flows from financing activities:
Loan from an officer	220,500	—
Net cash provided by financing activities	220,500	—

Net increase (decrease) in cash	146,666	(35,784)

Cash, beginning of period	256,407	306,137

Cash, end of period	$403,073	$270,353

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC.

Notes to Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Live, Inc. (The “Company”), formerly known as Taluhu Inc. was organized on September 6, 2016, under the laws of the State of California. On September 29, 2016 the Company changed its name from Taluhu Inc. to Live Inc. We are cloud based broadcasting network. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees. Our offices are located at 315 Montgomery Street, 9th Floor, San Francisco, CA 94104.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2018.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this ASU and it did not have a material impact its financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SOFTWARE DEVELOPMENT

During the nine months ended September 30, 2019, the Company began to capitalize costs incurred for the development of its software programs to be used in its revenue generating operations. As of September 30, 2019, the Company has capitalized $30,000.

LIVE, INC.

Notes to Financial Statements

September 30, 2019

(Unaudited)

NOTE 4 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,275,565 at September 30, 2019, had a net loss of $259,016 and net cash used in operating activities of $43,834 for the nine months ended September 30, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 5 - RELATED PARTY

On July 31, 2017, the Company executed a promissory note with Keith Wong, CEO for $200,000. The note accrues interest at a rate of 10% per annum and is due on demand. As of September 30, 2019, there is $45,041 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Keith Wong, CEO, for $160,000. The loan is unsecured, accrues interest at 4%, compounded quarterly, and is due on demand. As of September 30, 2019, there is $1,790 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Keith Wong, CEO, for $60,000. The loan is unsecured, accrues interest at 4%, compounded quarterly, and is due on demand. As of September 30, 2019, there is $302 of accrued interest on this note.

In addition to the above loans Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines.

During the nine months ended September 30, 2019, the Company granted 187,500 shares of common stock to its CEO for services rendered, for total non-cash expense of $20,625. Since the Company’s common stock is not currently trading shares were issued at the price of shares sold to third parties of $0.11. As of September 30, 2019, the shares have not yet been issued by the transfer agent, and have been credited to common stock to be issued.

NOTE 6 – COMMON STOCK

Pursuant to the terms of a consulting agreement dated November 1, 2018, the Company granted 74,000 shares of common stock for services. The shares vest equally over twenty-four months. During the nine months ended September 30, 2019, 27,747 shares have vested for total non-cash compensation expense of $3,052. As of September 30, 2019, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

Refer to Note 4 for related party equity transactions.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Live Inc. (“Company,” “our” or “we”) was formed on September 6, 2016 under the laws of the State of California under the name of Taluhu Inc. We changed our name to Live Inc. on October 3, 2016. We are a cloud based internet company in the business of cloud based platforms in entertainment broadcasting, job search, and discount market. We plan to operate three separate platforms and websites, a job search platform limited to the Philippines, followed by a discount market, and entertainment platforms.

For our job platform, www.Trabahanap.com, we will bring the employers and job hunters together to hire employees and to find jobs. This platform has been developed by the Company and will be marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. This platform was launched in the Philippines during June 2019.

For our discount market platform, www.ManagerSpecial.com, we will provide a discount market place for the sellers and buyers to find one another for specialized products. Primarily, ManagerSpecial.com will help sellers move products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. Sellers usually offer deep discounts to buyers to move their excess inventories. Instead of letting the inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. We also help the buyers purchase quality products at a deep discount. We launched the ManagerSpecial.com in Tempe, Arizona during October 2019.

For our entertainment broadcasting platform, www.Talguu.com, each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. The content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee or on a gratuity basis. We will receive an agreed percentage of the fees. This platform will be launched in November 2020.

On October 31, 2019, the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission (“Commission”) was declared effective by the Commission. The Registration Statement relates to the public offering by the Company of up to 739,645 shares of common stock at an offering price of $3.38 per share.

Our Current Operations

As of September 30, 2018, we have $403,073 in available cash which is allocated towards our operations. Without funds from a debt or equity financing, we will be able to continue our existing operations on a limited basis through June 2020. During this period with our existing funds, we will be able to;

•	Continue to meet our reporting obligations under the federal securities laws after the effectiveness of this Registration Statement,
•	Continue to operate our job search website in the Philippines, which was launched in June 2019,

•	Continue to operate our ManagerSpecial website in Arizona, which was launched in that market during October 2019. However, our operations will be limited Tempe, Arizona and we will rely on word of mouth and referrals to develop market penetration of the platform in the Tempe area, and

•	Launch our Talguu website during November 2020.

As of September 30, 2019, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $420,500. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from this Offering or a private offering. As stated in Our Plan of Operations below, the amount of proceeds that we receive from this Offering will determine the level of future development of our business.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $402,500 as of September 30, 2019 and we will need approximately $1,282,000 in additional funding. The breakdown of these costs is as follows;

Amount ($)	Expenditure
50,000	Costs for being a public entity
360,000	Software programming across 3 platforms
39,000	Cloud Hosting across 3 platforms
200,000	Marketing for Manager Special Platform
400,000	Marketing for Live Cast Platform
600,000	General, administrative and miscellaneous costs,
including rent and officer compensation
$1,246,500	Total

If we are unable to receive this additional funding, the Company will be required to scale back or delay its software development, enhancements, and market expansions.

Our offices are located at 315 Montgomery Street, 9th Floor, San Francisco, California 94104. Our telephone number is 480.902.3062. Our websites are; www.Talguu.com, www.ManagerSpecial.com, and www.trabahanap.com, which is devoted exclusively to job searches in the Philippines.

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

The following table sets forth key components of the results of operations for the nine month periods ended September 30, 2019 and 2018, respectively. The discussion following the table addresses these results.

	For the Nine Months Ended
	September 30, 2019 (unaudited)	September 30, 2018 (unaudited)
Revenue	$—	$24,985
Cost of revenue	—	(11,017)
Gross Margin	—	13,968

Operating Expenses:
Officer compensation – related party	153,158	190,033
Consulting	40,916	86,589
Professional fees	24,438	12,039
General & administrative expenses	26,333	39,549
Total operating expenses	244,845	328,210

Loss from Operations	(244,845)	(314,242)

Other income (expense):
Interest expense	(17,057)	(14,959)
Interest income	2,886	—
Total other expense	(14,171)	(14,959)

Net Loss	$(259,016)	$(329,201)

Revenues. For the nine months ended September 30, 2019, we had no revenue compared with revenue of $24,985 for the comparable period in 2018. The revenue from 2018 was as a result of a limited amount of consulting work performed during the period.

Operating Expenses. For the nine months ended September 30, 2019, we had total operating expenses of $244,845, as compared to total operating expenses of $328,210 for the nine months ended September 30, 2018, a decrease of approximately 25% from the prior year’s nine-month period for the reasons discussed below. Operating expenses consists of officer compensation, consulting and professional fees and general and administrative expenses.

Officer compensation for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018, was $153,158 and $190,033, respectively. The decrease of 19% in officer compensation from the prior period was due to a decrease in salary for our Chief Executive Officer, Mr. Keith Wong, due to a revised consulting agreement. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement.

Consulting fees for the nine months ended September 30, 2019 were $40,916 compared with $86,589 for the prior year’s nine-month period. The decrease is due to the termination of a consultant agreement with a former consultant at the end of 2018.

Professional fees for the nine months ended September 30, 2019 were $24,438 compared with $12,039 for the prior year’s nine-month period. Professional fees consist of audit, accounting and legal expense. The slight increase in professional fees for the current period is primarily due to an increase in audit and accounting fees in connection with the Company’s Registration Statement filed with the Commission during 2019.

General and administrative expenses for the nine months ended September 30, 2019 were $26,333 compared with $39,549 for the prior year’s nine-month period, a decrease of 33%. The decrease in general and administrative expenses for the current nine-month period is due to a reduction in computer software and programming fees. In the current period we began to capitalize our software development costs.

Total Other Expense. For the nine months ended September 30, 2019, we incurred interest expense of $17,057, as compared to $14,959 for the six months ended September 30, 2018. Interest expense results from loans from our Chief Executive Officer. We had interest income of $2,886 for the current nine-month period compared with nil for the same period last year. Interest income is derived from funds held in an interest-bearing account opened in March 2019.

Net Loss. We had a net loss of $259,016 for the nine months ended September 30, 2019 compared with a net loss of $329,201 for the nine months ended September 30, 2018, a decrease of 21%. The decrease in our net loss is due to the reasons discussed above.

Results of Operations (Unaudited) for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

The following table sets forth key components of the results of operations for the three month periods ended September 30, 2019 and 2018, respectively. The discussion following the table addresses these results.

	For the Three Months Ended
	September 30, 2019 (unaudited)	September 30, 2018 (unaudited)
Revenue	$—	$10,874
Cost of revenue	—	(2,987)
Gross Margin	—	7,887

Operating Expenses:
Officer compensation – related party	74,408	62,500
Consulting	13,882	—
Professional fees	10,613	—
General & administrative expenses	9,563	4,458
Total operating expenses	108,466	66,958

Loss from Operations	(108,466)	(59,071)

Other income (expense):
Interest expense	(6,963)	(4,987)
Interest income	1,534	—
Total other expense	(5,429)	(14,959)

Net Loss	$(113,895)	$(64,058)

Revenues. For the three months ended September 30, 2019, we had no revenue compared with revenue of $10,874 for the comparable period in 2018. The revenue from 2018 was as a result of a limited amount of consulting work performed during the period.

Operating Expenses. For the three months ended September 30, 2019, we had total operating expenses of $108,466, as compared to total operating expenses of $66,958 for the three months ended September 30, 2018, an increase of approximately 62% from the prior year’s nine-month period for the reasons discussed below. Operating expenses consists of officer compensation, consulting and professional fees and general and administrative expenses.

Officer compensation for the three months ended September 30, 2019 and for the three months ended September 30, 2018, was $74,408 and $62,500, respectively. The decrease of 19% in officer compensation from the prior period was due to a decrease in salary for our Chief Executive Officer, Mr. Keith Wong, due to a revised consulting agreement. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement.

Consulting fees for the three months ended September 30, 2019 were $13,882 compared with nil for the prior year’s nine-month period. The decrease is due to the termination of a consultant agreement.

Professional fees for the three months ended September 30, 2019 were $10,613 compared with nil for the prior year’s three-month period. Professional fees consist of audit, accounting and legal expense. The increase in professional fees for the current period is primarily due to an increase in audit and accounting fees in connection with the Company’s Registration Statement filed with the Commission during 2019. The Company did not have similar fees for the comparable 2018 period.

General and administrative expenses for the three months ended September 30, 2019 were $9,563 compared with $4,458 for the prior year’s three-month period, an increase of 114%. The increase in general and administrative expenses for the current three-month period is due to an increase in filing fees and travel expense.

Total Other Expense. For the three months ended September 30, 2019, we incurred interest expense of $6,963, as compared to $4,987 for the six months ended September 30, 2018. Interest expense results from loans from our Chief Executive Officer. We had interest income of $1,534 for the current three-month period compared with nil for the same period last year. Interest income is derived from funds held in an interest-bearing account opened in March 2019.

Net Loss. We had a net loss of $113,895 for the three months ended September 30, 2019 compared with a net loss of $64,058 for the nine months ended September 30, 2018, an increase of 21%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(43,834)	$(35,784)

Net cash used in investing activities	$(30,000)	$—

Net cash provided by financing activities	$220,500	$—

Net cash used in operating activities. We used cash in our operating activities for the nine months ended September 30, 2019 primarily to fund our net loss, offset by accrued compensation to our sole executive officer, accounts payable, accrued interest and stock based compensation to our sole executive officer. For the nine months ended September 30, 2018, we used cash in our operating activities primarily to fund our net loss, offset by accrued compensation to our sole executive officer and a former officer, accounts payable, accrued interest and stock based compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the nine months ended September 30, 2019 primarily for software development. We did not have an expenditure for investing purposes for the nine month period in 2018.

Net cash provided by financing activities. We had cash from financing activities for the nine months ended September 30, 2019 from a loan from our sole executive officer. We did not have financing activities for the nine month period in 2018.

Liquidity and Capital Resources

From inception through September 30, 2019, we have received a total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $420,500 which amount is due on demand. As of September 30, 3019, our cash balance is $403,073. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from this Offering.

As set forth in our Full Implementation of Our Business Plan above, we will need additional debt or equity funding for the future development of our business, including funds form the public offering described herein. Given our limited cash on hand, if we are unable to receive a significant amount of funding, we will be unable to fully develop our business plan. Thus, we will be highly dependent upon the success of the public offering described herein. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are in are early stages of our business plan, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors could lose all of their investment.

Recently issued accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019

Live Inc.

/s/ Keith Wong

Keith Wong

Chief Executive Officer and

Chief Financial officer

(Principal Executive, Financial

and Accounting Officer)

