Form 10-K
period 2019-12-31
Live Inc
filed 2020-03-27
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  333-230070

LIVE INC.
(Exact name of small business issuer as specified in its charter)

California	81-4128534
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

7702 E Doubletree Ranch Rd, Unit 300
Scottsdale, AZ 85258
(Address of principal executive offices)

480-289-9019
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated Filer   ☒Smaller reporting company ☒

 Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 due to lack of trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,515,000 common shares issued and outstanding as of March 23, 2020.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Live Inc.” in this Annual Report collectively refers to Live Inc., a California corporation.

Item 1. Business.

BUSINESS DESCRIPTION

Our Company Overview.

Live Inc. (the “Company,” “our” or “we”) was formed on September 6, 2016 under the laws of the State of California under the name of Taluhu Inc. We changed our name to Live Inc. on October 3, 2016.

Our offices are located at 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258. Our telephone number is 480.289-9018.

We currently have developed and are managing three cloud based platforms:

Talguu.com.

For our entertainment broadcasting platform, www.Talguu.com, each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. The content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee or on a gratuity basis. We will receive an agreed percentage of the fees. Apart from our broadcasting (or livecast) platform, we also have developed a job search platform, which matches skilled and unskilled workers and employers. We plan to launch this site in December 2020, subject to available funding.

Trabahanap.com

For our job’s platform, www.trabahanap.com, we help to bring the employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines to the public during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2019, we have over 250,000 users on this site.

ManagerSpecial.com

Our third platform, www.ManagerSpecial.com, provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain; we help the buyers purchase good products at a deep discount. We plan to launch this site in Arizona in May 2020.

Our Business Model

Our Plan for Fiscal Year 2020.

Our plan of operations for each platform through fiscal year 2020 is as follows:

Talguu.com.  We have completed approximately 30% of the required software to commercially launch this product. We do not anticipate any further developments in the software launch during the remainder of fiscal 2020. We will need approximately $200,000 to complete the remaining 70% of the software development and $400,000 for our marketing efforts. We will use funds from the Public Offering or from other financings to develop the remaining software and fund our marketing efforts. If we are unable to obtain the required funding, the development and marketing of the platform will be delayed until we receive sufficient funding to implement our plan with respect to this platform.

Trabahanap.com. As of the date of this filing, we have completed the software development and the platform is fully operational in the Philippines. We spent an additional $20,000 for software enhancement which was completed in December 2019. Our partner presently is actively marketing and promoting the job search platform in the Philippines; however, we do not expect any meaningful revenue from this platform until September 2020.

ManagerSpecial.com. We are currently operating the platform in beta test mode. For the remainder of 2020, we are working to complete an enhanced version of the software which is anticipated to be completed in April l 2020. We anticipate spending $30,000 for this software enhancement and $25,000 for marketing of the platform in Arizona which will begin in May 2020. We will use our existing working capital to complete the software enhancement.

In addition to the above, we also will be required to spend $3,000 per month on cloud hosting for the 3 platforms in 2020.

As a result, during the remainder of fiscal 2020, without additional public or private funding, we expect to expend approximately $91,000 on our operations.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $370,255 as of December 31, 2019 and we will need approximately $1,278,245 in public or private financing for a total of $1,649,000 in required funds. These funds will enable us to fully develop and market our 3 platforms for the next 12 months. The breakdown of these costs is as follows;

Amount ($)	Expenditure
50,000	Costs for being a public entity
360,000	Software programming across 3 platforms
39,000	Cloud Hosting across 3 platforms
200,000	Marketing for Manager Special Platform
400,000	Marketing for Live Cast Platform
600,000	General, administrative and miscellaneous costs,
including rent
$1,649,000

In this regard, we have filed a Form S-1 Registration Statement for an offering of our common stock totaling $2.5 million which went effective on October 31, 2019. We have not received any funds from the offering. If we are unable to receive this minimum amount of funding from the offering, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering, our operations will be limited as stated in  Our Plan for Fiscal Year 2020 above.

Description of our Platforms.

Our three platforms are described in greater detail below.

Talguu Platform

Our Talguu.com website, is a livecast platform which provides content developed independently by providers who produce and deliver content to our platform. Our platform is segregated by channels which focuses on a specific service market, like entertainment personal health care, do-it-yourself topics, business formation, education, entertainment, news, political talk shows, and business, among others. The topic duration can vary from minutes to hours per day, week or month. The content provider will determine whether the content is available for a fee, on a gratuity basis or for free. If fee based, a registered user can either pay for a ticket before a show starts or watch 15 minutes of content for free before deciding to pay for a ticket. If a ticket is not purchased after 15 minutes, the user will be logged out. Some content providers, however, may allow viewers to watch for free and rely on gratuities instead. In this case, our software will flash a “Please Support Me” button from time to time to entice the viewers to leave a gratuity for the provider. Other providers may provide content for free as preview of a future viewing.

We will negotiate with the content provider for an agreed percentage of the fees which we expect to range between 15% to 25% of the total ticket sales or gratuities collected by the producer. We will work with each producer to schedule air times and determine his revenue method. All channel content is provided free of ads or commercials, and thus we will not generate advertising revenue. For a content provider, we provide the delivery facility consisting of the technical infrastructure, data security, scheduling, payment gateway, and eventually in the future, a large user base.

A viewer will subscribe to the Talguu website by creating a user profile which will include payment information and the usual alert settings. Once the user logs in, he can navigate to any channel of his choosing and select a program for viewing. Our database will go through our collection of users to alert those that have expressed an interest in certain subjects that match that of a certain provider’s content. Our database also can use algorithms to alert users based on their past viewings of upcoming programs of interest.

The below images illustrate a new user registration page and program/channel schedule page:

(The actual photos, designs and usage might change as improve the content of our sites.)

Talguu will differ from YouTube and other social media networks in that each channel will host a specific theme such as personal health care, do-it-yourself topics, business formation, education, entertainment, news, political talk shows, and business, among other topics. More importantly, we enable the producers to sell tickets or receive gratuity directly from their viewers.

Presently, we continue to develop and test our platform’s live cast software which is approximately 30% complete as of the end of June 2019. We plan to bring up live one channel in the second calendar quarter of 2020. We intend to launch the full platform in December 2020. In order to establish and maintain commercial viability, we believe it necessary to recruit over 500,000 users and over 1,000 content producers. Our plan is to recruit the platform users first. We will use our job search and ManagerSpecial platforms, bloggers and influencers, and ads on the other social media platforms to attract users to our site. Our cost to attract users to our site will be variable and not predictable. If we can create viral events through our bloggers and influencers, it will increase the likelihood that we will reach a commercially viable user base. We will make business adjustments based on the result attained and the funding available, including funding from the Public Offering.

Trabahanap Platform

Our Trabahanap website is a job search platform for the Philippines. We commercially launched the platform during June 2019. We do not expect to generate any meaning revenue until June 2020 as many of the employers will be given an introductory free trial period. The platforms will match skilled and unskilled workers with employers. The Philippine website is www.trabahanap.com. This site will be linked to the talguu.com website. Our Philippines job search site is designed to help the job seekers and employers in industries like retail, warehousing, hospitality, manufacturing, and media among other industries. The site will be for part time and full-time workers. There are no fees for the job seekers, however, employers will pay fees to the Company for downloading resumes and contact info. An employer would sign on as a new user, upload their company’s credentials such as incorporation certificate, corporate ID, and a description of the business. A site administrator will review company information and determine if the submitted material comports with the government records which we obtain online. The new employer then can post their jobs after paying the appropriate fees. Our fees would be competitively set relative to the local market. A job seeker would sign on as a new member, with information like: name, gender, age, email address, phone number, and a description of past job experience and other relevant information. Once approved by an automated email validity check, the new job applicant would be available for prospective employers to contact by email or phone. We are not involved in the actual hiring or vetting processes, which is performed by the employers and job seekers themselves.

The below images illustrate the home page and user login page of our job search platform in the Philippines.

The below images illustrate the search page and the open listing page of our job search platform in the Philippines

Agreement with ABS-CBN.

In March 2017, we entered into a Representation Agreement with ABS-CBN corporation, a Philippine company. ABS-CBN is the second largest television station in the Philippines. Under the agreement, we are required to develop a web based and mobile application for job searches, matching employers with prospective employees. Under the Agreement, ABS-CBN was appointed the exclusive agent to advertise, market and promote the job search platform in the Philippines. The agent also is required, at its cost and expense, to; develop and implement the brand for the web-site, conceptualize and develop marketing materials for the web-site, organize and sponsor events and promotions for the web-site and efficiently and sufficiently promote the web-site to prospective users.

The term of the agreement is five years terminating on March 31, 2021, however, the agreement is automatically renewed for five successive, five year terms unless terminated by either party. In addition, subject to a six month extension in the first year, we may terminate the agreement during the first and second year, if there are less than 1,000,000 platform users per year during such years. Under the agreement, the agent will receive 60% of the net receipts from the site and the Company receives the remaining 40% of the net receipts (gross receipts after all the relevant sales and expatriation taxes for a foreign company).

ManagerSpecial Platform

Our third website, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain; we help the buyers purchase good products at a deep discount. In May 2020, we plan to launch the ManagerSpecial in Arizona.

A registered seller can upload product pictures to our ManagerSpecial server with the quantity and price information as well as the pick up and offer expiration times. A ManagerSpecial buyer can order, pay online and then proceed to the seller’s business to pick up the paid product. In the process, our platform levies a percentage fee on the transactions ranging from 5% to 25% of the transaction price.

A registered buyer or seller signs in:

A new buyer opens an account:

Initially, a new seller will open an account at our website. We then will approve or disapprove a seller prior to posting products on our platform. Approval will be dependent on the seller products, credit and other ratings.

Our Technology and Equipment.

We are cloud based and deploy our proprietary software programs to run in the cloud as well as on our users computers and handheld devices. We believe we have minimized the technology risks with respect to the technology needed to run our business because our Chief Executive Officer has a BS and MS degree in Electrical Engineering, is capable of evaluating the necessary programs and methodology to make things happen in the cloud.

Intellectual Property

On November 14, 2018, we filed a utility patent application with the US Patent and Trademark office (Application No. 16190484). The utility patent application is in connection with certain novel claims to facilitate the buying and selling of perishable products and services from a cloud platform. While we have filed a patent application for this process involved in our ManagerSpecial platform, the lack of patent protection will not adversely impact the use of this process or the success of the platform. We can not predict whether we will successful in obtaining a patent for this process.

On February 13, 2019, we filed second utility patent application with the US Patent and Trademark office (Application No. 16275182). The utility patent application is in connection with certain novel claims for hosting and pricing live streamed events via an internet cloud based platform. While we have filed a patent application for this process involved in our www.Talguu.com platform, the lack of patent protection will not adversely impact the use of this process or the success of the platform. We can not predict whether we will successful in obtaining a patent for this process.

On August 7, 2019, we filed our third patent application with the US Patent and Trademark office (Applicantion No. 16/534,944). This utility patent application is in connection with our ManagerSpecial platform. This new patent added new novel claims for the ManagerSpecial platform business model as compared to our November 14, 2018’s patent filing.

We plan to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. We also plan to enter into confidentiality and non-disclosure agreements with consultants, suppliers, financial partners and others to attempt to limit access to, use and disclosure of our proprietary information.

Our Growth Strategy and Marketing Efforts

Currently, we continue to develop, test, and refine the software programs for our livecast, job search, and ManagerSpecial platforms.

For our livecasting platform, www.Talguu.com, each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. The content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee or on a gratuity basis. We will receive a negotiated percentage of the fees.

For our jobs platform, www.Trabahanap.com, we help to bring the employers and job hunters together to hire employees and to find jobs. It was commercially in the Philippines during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2019, we have over 250,000 users on this platform.

For our ManagerSpecial platform, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain; we help the buyers purchase good products at a deep discount. We plan to launch ManagerSpecial in Arizona during October 2019. We will recruit the sellers and buyers via direct sales, bloggers and influencers.

We will attend trade shows and engage the various interest groups to make our brand known. We expect to draw users from the pool of more than one billion internet users worldwide. If we can create viral events through our bloggers and influencers, our marketing costs for the livecast platform will decrease significantly.

Recruiting content providers for livecasting will be much different than recruiting users. We plan on attending conferences and meetings for the various content creator groups which will result in more one on one interactions between us and the providers. We believe a strong motivator will be the favorable income arrangement that we offer, and we will not interfere with the development and delivery of their content. We also allow the creators to set their own prices, subject to our input.

For our job search platform, we intend to use our agreement with ABS-CBN TV network in the Philippines mentioned above to drive traffic to our job search platform in the Philippines. ABS-CBN TV network will be responsible for the marketing efforts and expenses.

For our ManagerSpecial platform, we directly contact sellers to convince them to offer their products to sell on our site. We believe that their response would be positive as we help them avoid a total loss on their perishable products. As for recruiting the buyers for ManagerSpecial, we believe that our online bloggers and word of mouth referrals would be key to our success. More importantly, we need repeat buyers. We believe that the buyer’s response should be positive as we help them buy everyday food, products, and services at a deep discount.

We cannot predict whether our strategy for attracting sellers, content providers and users and will be successful.

Industry Trends.

The internet is populated by many successful ecommerce businesses like Amazon and eBay. However, there are many other ecommerce businesses which are not wildly successful. Virtually all the ecommerce businesses vie for the same advertising dollar. Industry experts claim that Facebook and Google accounted for about 99 percent of all advertising growth in the third quarter of 2016—54 percent of the pie for Google, 45 percent of it for Facebook, 1 percent for everybody else (See “How Google and Facebook have taken over the Digital Ad Industry” Fortune Magazine January 4, 2017: http://fortune.com/2017/01/04/google-facebook-ad-industry/).

The industry trends are that Facebook and Google will continue to dominate the industry and they will charge more for ads and consumers will be forced to view more irrelevant ads or they would be micro-targeted based on their viewing and spending habits. The Company believes that most of today’s online consumers are fatigued with viewing too many ads per day for internet content.

Management has recognized that, other than the behemoths like Facebook and Google, both of which are diversified and do not rely on live streaming alone, the ad based revenue model of many live streaming focused media providers, like Pandora, Snapchat, Spotify, and others, is inherently flawed in that revenue generation (from advertisers) has not been able to keep pace with the overhead necessary to operate these types of companies in an ad based environment. Most of them rely on a fixed subscription fee for unlimited content (ie songs); it would mean that each subscription can become a loss center if too many royalty based songs are downloaded. Many of these companies operate on thin gross margins as many allow unlimited streaming for a fixed or no monthly fee, and yet they are obligated to pay royalties based on streaming volume. If their ad revenues ran below their royalties, they would lose money every time a user live streams a content (song).

One well known exception is YouTube Red, which is based on subscriptions and is ad free. However, creators on YouTube Red do not have a full control of their income as they all share from one revenue pool, which is split each pay period between all the YouTube Red creators and song royalty owners.

The Company’s business model runs counter to current industry trends by eliminating advertisement based revenue and its necessary by product - annoying ads which intrude on content. Instead, our revenue stream is based on ticket sales and gratuities from site users.

Our Value Proposition.

Management believes we offer a strong value proposition to content providers and users alike.

From a user perspective, we believe the TV broadcasting industry and many web content sites have created an adversarial position with their viewers. They place too much emphasis on ad based revenues. In many cases, the content is thinly veiled information designed to create clicks for ad based programs. On average, a TV viewer and internet user spends 20%-30% of their time watching ads. In addition, many internet ads are designed to limit or reduce the viewable content on a page. In many cases, viewing content is surrounded by ads vertically and horizontally making it difficult to view or read your desired information. Users typically inadvertently or unknowingly click on ads leading them to an unwanted internet journey. As such, many internet sites have alienated many of their viewers. As discussed above, the cornerstone of our business model is to eschew advertising dollars as our revenue stream in favor of revenues from program sales and gratuities from our channels. Thus, we feel our content offering is fresh alternative for our viewers, meaning zero ads with many of channels of content managed by the channel producers.

From a content provider standpoint, we will attract and draw from the literally tens of thousands of comedians, musicians, professors, animation producers, news reporters and web gurus. Management believes many of these content providers merely lack the name recognition and media exposure of famous internet gurus. We intend to scout the internet for savvy live streaming producers, educators, bloggers and news casters, and engage them with our product offerings. We believe they will be eager to participate with us as we will provide them with the delivery facility consisting of the technical infrastructure, data security, scheduling and payment gateway. We intend to develop a large user base and drive traffic to the specific channels based upon our users’ preferences and alert settings. We also expect to capture their existing user base and migrate them to our site.

Our Competition

We operate in the internet products, services, and content markets and to a lesser extent the TV market, which are highly competitive and characterized by rapid changes, converging technologies, and increasing competition. Our most significant competition for users will come from YouTube and YouTube Red and to a lesser extent social networking sites, such as Facebook and Twitter.

Our principal considerations related to attracting and retaining online users include functionality, ease of use, diverse content from a wide range of providers, the arrangement of content by channels, and most importantly creating a user experience which is free of ad clutters. We consider our ad free content our most significant competitive advantage.

Notwithstanding our perceived competitive advantages, we face competitions from companies that are substantially larger, better-financed companies that may develop products superior to our proposed products.  Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

●	substantially greater financial, technical and marketing resources;

●	larger customer bases;

●	better name recognition; and

●	potentially more expansive product or channel offerings.

These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position than we have, in part, through greater marketing opportunities. Further, our competitors may be able to respond more quickly than us to new or emerging technologies and changes in user preferences and to devote greater resources than us to developing and operating networks of affinity websites. These competitors may develop products or services that are comparable or superior. If we fail to address competitive developments quickly and effectively, we may not become or be able to remain a viable entity.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to conduct our services and sell advertising, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our”, “us”, or “Live Inc.” refer to the Company and its subsidiaries and not to the selling stockholders.

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN. The report of Michael Gillespie and Associates PLLC, our former independent registered public accounting firm, with respect to our financial statements at December 31, 2018 and the report of Prager Metis CPAs, LLC our current independent registered public accounting firm, with respect to our financial statements at December 31, 2019, each contain an explanatory paragraph as to our potential inability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY. We were incorporated in California on September 6, 2016. We have limited financial resources and have not started generating revenues. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

FAILURE TO RAISE ADDITIONAL CAPITAL TO FUND FUTURE OPERATIONS COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS. As reflected on our balance sheet as of December 31, 2019 contained herein, we have total current assets of $370,816 and total current liabilities of $1,262,201. We will require additional financing in order to maintain its corporate existence and to implement its business plans and strategy. The timing and amount of our capital requirements will depend on several factors, including our initial operational results with respect to user acceptance of our three platforms, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

RISKS RELATED TO OUR BUSINESS

LACK OF COMMERCIAL ACCEPTABILITY. We launched our Philippines job search platform, www.Trabahanap.com, in June 2019, and we intend to launch our ManagerSpecial.com platform in May 2020, and our internet based broadcasting platform, www.Talguu.com, in December 2020. To date, for www.Talguu.com and

www.Managerspecial.com, we have a limited or non-existent user base, limited content providers and limited or no indications of commercial acceptability. As of December 31, 2019, we have over 250,000 users on our Trahabanap platform. While we believe that our platforms will be commercially received, we cannot predict if our products will be a commercial success.

WE HAVE NO OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS. Our business has had no material operations to date. Consequently, evaluating an investment in us and predicting our future results based upon our past performance is not possible, particularly with respect to our ability to develop our products and services, to generate and sustain a revenue base sufficient to cover operating expenses or to achieve profitability. We face many of the risks and uncertainties encountered by early stage companies, and our future operating results may differ from what we expect due to many factors, including: (i) slower than expected growth; (ii) the uncertain adoption by consumers of the services that we intend to provide; and (iii) potential competition from other service providers.

OUR THREE PLATFORMS COULD FAIL TO ATTRACT OR RETAIN USERS OR GENERATE REVENUE. For our job search platform, we will need to attract enough employers willing to use our platform in the Philippines and, in particular, to pay for our platform. For our ManagerSpecial platform, we need to convince enough sellers to offer their discount products to our buyers and our ability to attract enough buyers. For our internet livecasting platform, our success will depend not only on our ability to attract and engage our livecasting users and to monetize these users; we also need to attract and migrate the users from ManagerSpecial to try out livecasting channels. In part, this will depend on our ability to attract independent content providers that produce content that will attract users willing to pay for such content.  We may not be successful in our efforts to generate meaningful revenue from our three platforms over the long term. If we fail to engage users, marketers, or employers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate enough revenue, operating margin, or other value to justify our investments, and our business may fail.

OUR COMPANY CANNOT PREDICT IF IT CAN ACHIEVE PROFITABLE OPERATIONS. The Company has only had limited operations to date and requires significant additional financing to reach its projected milestones, which includes further product development relating to the launch of our internet broadcasting platform, product marketing to attract users and general overhead expenditures. While the Company considers its business to be highly prospective, nonetheless it may be difficult for the Company to attract funding necessary to reach its projected milestones. Moreover, even if it achieves its projected milestones, the Company cannot predict whether it will reach profitable operations.

OUR BUSINESS IS HIGHLY COMPETITIVE. COMPETITION PRESENTS AN ONGOING THREAT TO THE SUCCESS OF OUR BUSINESS. We face significant competition in every aspect of our business, including from companies that provide job search or placement capabilities, web based content similar to what we plan on offering and websites offering discount products and services. We compete with companies that offer full-featured products that replicate the range of content and related capabilities we provide. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Most, if not all, of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions.

Our competitors may develop products, features, or services that are like ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more markets to gain competitive advantage against us in our target market or markets.  As a result, our competitors may acquire and engage users or generate revenue at the expense of our own efforts, which may negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance, and reliability of our products and content compared to our competitors' products;
●	the size and composition of our user base;
●	the engagement of our users with our products and competing products;
●	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;
●	our ability to monetize our products;
●	our customer service and support efforts;
●	acquisitions or consolidation within our industry, which may result in more formidable competitors;
●	our ability to cost-effectively manage and grow our operations;
●	our reputation and brand strength relative to those of our competitors; and
●	our management’s ability to manage a start-up enterprise.

OUR COSTS ARE CONTINUING TO GROW, WHICH COULD HARM OUR BUSINESS AND PROFITABILITY. Operating our business will be costly and we expect our expenses to continue to increase in the future as we expand our broadcast channels and the broadcast hours per channel. We expect to continue to use cloud based servers, recruit users and content producers and employ other efforts to operate and expand our business around the world, including in countries and/or projects where we may not have a clear path to monetization.  In addition, we intend to increase marketing, sales, and other operating expenses to grow our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability. Our expenses are expected to grow faster than our revenue in the near term and may be greater than we anticipate, and our investments may not be successful.

WE DEPEND ON OUR TWO OFFICERS AND THE LOSS OF THEIR SERVICES WOULD FORCE US TO EXPEND TIME AND RESOURCES IN PURSUIT OF REPLACEMENTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS. We consider our two officers to be essential to the success of the business. Currently, they are subject to written consulting agreements which allows them to terminate their agreement at any time. One of our officers are only working part time. Although they have not indicated any intention of leaving the Company, the loss of either officer, in particular Mr. Wong, could have a negative impact on our ability to fulfill our business plan and achieve profitable operations.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS. We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to approximate at between $18,000 to $50,000 per year, consisting of legal, accounting, EDGAR conversion and transfer agent fees. We expect all these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN A SIGNIFICANT AMOUNT OF THE OUTSTANDING COMMON STOCK AS OF THE DATE OF THIS FILING AND COULD TAKE ACTIONS DETRIMENTAL TO YOUR INVESTMENT FOR WHICH YOU WOULD HAVE NO REMEDY. Our officers and directors beneficially own approximately 97% of the outstanding common stock as of the date of this filing. They will continue to have the ability to substantially influence the management, policies, and business operations. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of the shareholdings of the officers and directors as well as their management control, such officer and director may cause the company to engage in business combinations without seeking shareholder approval.

OUR OFFICERS AND DIRECTORS INTEND TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS. HOWEVER, WE MAY HAVE CONFLICTS OF INTERESTS IN ALLOCATING HIS TIME BETWEEN OUR COMPANY AND THOSE OF OTHER BUSINESSES AND DETERMINING TO WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED WHICH MAY NOT BE SUFFICIENT TO SUCCESSFULLY DEVELOP OUR BUSINESS. Our officers and directors have business interests apart from the Company. While we do not face direct competition with respect to their current business interests, we do face competition in the amount of time that each officer intends to devote to our business. Currently, they each devote a sufficient amount of time to the affairs of the Company. However, the amount of time which they may actually devote to our business may not be sufficient to fully develop our business.

WE COULD EXPERIENCE UNFORESEEN DIFFICULTIES IN BUILDING AND OPERATING KEY PORTIONS OF OUR TECHNICAL INFRASTRUCTURE. We have designed and built our own application programs and key portions of our platforms through which we provide our services, and we plan to continue to significantly expand the size of our infrastructure primarily through cloud servers and software development. The infrastructure expansion we are undertaking is complex, and unanticipated delays in the completion of these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs.

OUR PRODUCTS AND INTERNAL SYSTEMS RELY ON SOFTWARE THAT IS HIGHLY TECHNICAL, AND IF IT CONTAINS UNDETECTED ERRORS, OUR BUSINESS COULD BE ADVERSELY AFFECTED. Our services and internal systems rely on software, including software developed or maintained internally and/or by third parties that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

In addition, our software and cloud based software, our cloud hosting companies, our data centers, our hardware and our own inhouse staff or contractors may cause or be subject to, unfriendly intrusions, sabotages, or viruses to our systems. Any of these events can result in minor or major harms to our Company. We have instituted passwords and hierarchical access protocols to safe guard our digital assets. There is no guarantee these measures would always succeed.

POTENTIAL DATA BREACHES. If we are successful, our services will generate and process a large quantity of personal data of user, including credit card and other financial information. We face risks inherent in handling large volumes of data and in protecting the security of such data. In particular, we face a number of challenges relating to the user data, including:

•	protecting the data in and hosted on our system, including against hacking on our system by outside parties or our employees;
•	addressing concerns related to privacy and sharing, safety, security and others;
•

complying with applicable laws, rules and regulations relating to the collection, use, disclosure of personal information, including any requests from regulatory and government authorities relating to such data;

•

Any systems failure, whether or not caused by us, or security breach or lapse that results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.

As we expand our operations, we may be subject to these laws in other jurisdictions where our customers and other participants are located. The laws, rules and regulations of other jurisdictions may impose more stringent or conflicting requirements and penalties than those in the United States and Philippines, compliance with which could require significant resources and costs. Our privacy policies and practices concerning the collection, use and disclosure of user data will be posted on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or privacy protection-related laws, rules and regulations could result in proceedings or actions against us by authorities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. In addition, we may be subject to litigation resulting from any data breaches, which likewise will severely disrupt our business.

PROBLEMS WITH CONTENT DELIVERY SERVICES, BANDWIDTH PROVIDERS, DATA CENTERS OR OTHER THIRD PARTIES COULD HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. Our business relies significantly on third-party vendors, such as data centers, content delivery services and bandwidth providers. If any third-party vendor fails to provide their services or if their services are no longer available to us for any reason and we are not immediately able to find replacement providers, our business, financial conditions or results of operations could be materially adversely affected.

Additionally, any disruption in network access or related services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business operations. If our service is disrupted, we may lose revenues due to our inability to provide services to our franchised learning centers and we may be obligated to compensate these franchisees for their loss. Our reputation also may suffer in the event of a disruption. Any financial or other difficulties our providers face may negatively impact our business and we are unable to predict the nature and extent of any such impact. We exercise very little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationships with our franchisees and materially adversely affect our brand reputation and our business, financial condition or results of operations and expose us to liabilities to third parties.

WE EXPECT OUR QUARTERLY RESULTS TO FLUCTUATE WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE. We expect that our quarterly results will fluctuate significantly. We believe that period-to-period comparisons of our operating results are not meaningful. Additionally, if our operating results in one or more quarters do not meet securities analysts' or your expectations, the price of our common stock could decrease.

IF OUR COSTS AND EXPENSES ARE GREATER THAN ANTICIPATED AND WE ARE UNABLE TO RAISE ADDITIONAL WORKING CAPITAL, WE MAY BE UNABLE TO FULLY FUND OUR OPERATIONS AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN. Our currently available working capital will be sufficient to continue our existing operations through June 2020. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities (including funds from our Public Offering), funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

IF WE REQUIRE ADDITIONAL CAPITAL AND EVEN IF WE ARE ABLE TO RAISE ADDITIONAL FINANCING, WE MIGHT NOT BE ABLE TO OBTAIN IT ON TERMS THAT ARE NOT UNDULY EXPENSIVE OR BURDENSOME TO THE COMPANY OR DISADVANTAGEOUS TO OUR EXISTING SHAREHOLDERS. If we require additional capital and even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the Company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO RETAIN AND ATTRACT KEY PERSONNEL.

Many of our management personnel have worked for us for less than one year. Our efficiency may be limited while these employees and future employees are being integrated into our operations. In addition, we may be unable to find and hire additional qualified management and professional personnel to help lead us.

Our expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees, expand information technology systems and lease more space for our corporate offices to the extent we have capital available. Due to our current limited capital, we initially intend to offer independent contractor arrangements. If any of these and other expenses are not accompanied by increased revenue, our operating losses will be greater than we anticipate.

A SIGNIFICANT OR PROLONGED ECONOMIC DOWNTURN WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. Our results of operations are affected by general economic conditions and the level of economic activity in the industries and markets that we serve. On an aggregate basis, our users may be less likely to purchase our software solutions and programs during economic downturns and periods of economic uncertainty. To the extent our users delay or reduce purchasing our services, our results of operations will be adversely affected. A continued economic downturn or period of economic uncertainty and a decline in the level of purchases of our users would have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK

THE RECEIPT OF OUR COMMON STOCK IN THIS OFFERING WILL RESULT IN A TAXABLE EVENT TO YOU. As stated herein, the distribution of the common stock to you will result in a taxable event to you and you will not have any income from this event to offset such taxable obligation.

YOU MAY NOT BE ABLE TO LIQUIDATE YOUR INVESTMENT SINCE THERE IS NO ASSURANCE THAT A PUBLIC MARKET WILL DEVELOP FOR OUR COMMON STOCK OR THAT OUR COMMON STOCK WILL EVER BE APPROVED FOR TRADING ON A RECOGNIZED EXCHANGE. There is no established public trading market for our securities. Although we intend to be quoted on the OTC-QB tier of OTC Markets in the future, our shares are not and have not been quoted on any exchange or quotation system. We cannot assure you that a market maker will agree to file the necessary documents with the FINRA, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

 SHOULD OUR STOCK BECOME QUOTED ON THE OTC BULLETIN BOARD, IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET. Companies quoted on the OTC-QB tier of OTC Markets, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC-QB. If we fail to remain current on our reporting requirements, we could be removed from the OTC-QB tier. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC-QB tier, which may have an adverse material effect on our Company.

ONCE PUBLICLY TRADING, THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK. We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE WHICH MAY SUBJECT US TO SECURITIES LITIGATION THEREBY DIVERTING OUR RESOURCES WHICH MAY AFFECT OUR PROFITABILITY AND RESULTS OF OPERATION. The market price for our common stock is likely to be highly volatile as the stock market in general and the market for Internet-related stocks.

The following factors will add to our common stock price’s volatility:

•	actual or anticipated variations in our quarterly operating results;

•	announcements by us of acquisitions;

•	additions or departures of our key personnel; and.

•	sales of our common stock

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

UPON EFFECTIVENESS OF THIS REGISTRATION STATEMENT, WE WILL NOT BE A FULLY REPORTING COMPANY UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934, RATHER WE WILL BE SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 15(D) OF THE EXCHANGE ACT WHICH IS LESS RESTRICTIVE ON US AND OUR INSIDERS.  In order for us to become a fully reporting company under Section 12(g) of the Exchange Act, we will have to file a Registration Statement on Form 8-A. If we do not become subject to Section 12 of the Exchange Act, we will be subject to Section 15(d) of the Exchange Act, and as such we will not be required to comply with (i)  the proxy statement requirements which means shareholders may have less notice of pending matters, and (ii) the Williams Act which requires disclosure of persons or groups that acquire 5% of a company’s publicly traded stock and also regulates tender offers.  In addition, our officer, director and 10% stockholder will not be required to submit reports to the SEC on their stock ownership and stock trading activity. These reports include Form 3, 4 and 5. Therefore, as a shareholder, less information and disclosure concerning these matters will be available to you. In addition, if we fail to become a full reporting company under Section 12(g) of the Exchange Act, our periodic reporting obligations may be automatically suspended in our next fiscal year.

REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES MAY MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•        have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•        comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•       submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•       disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before that time, we would cease to be an emerging growth company as of the following December 31, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth  company the following fiscal year, or if we issue more than $1 billion in  non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements.  However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or a “smaller reporting company.”  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2015; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an “emerging growth company” or “smaller reporting company” may make us less attractive to investors given that it will be harder for investors to analyze the Company’s results of operations and financial prospects and, as a result, it may be difficult for us to raise additional capital as and when we need it.

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON AND PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. Our Articles of Incorporation authorize the issuance of 10,000,000,000 shares of common stock. As of the date of this prospectus, the Company had 7,515,500 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 9,992,484,500 shares of common stock without shareholder approval. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

 Item 1B. Unresolved Staff Comments.

None.

 Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge and management of the Company determined it to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public market for our common stock, and a public market may never develop. No market maker has agreed to file an application with FINRA. There can be no assurance as to whether such a market maker will agree to file an application or the market maker’s application will be accepted by FINRA nor can we estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTC-QB tier of OTC Markets, we will then try, through a broker-dealer and its’ clearing firm, to become eligible with the DTC to permit our shares to be traded electronically. If an issuer is not “DTC-eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially OTC Markets), means that shares of an issuer will not be able to be traded (technically the shares can be traded manually between accounts, but this may take days and is not a realistic option for issuers relying on broker-dealers for stock transactions - like all the companies on the OTC Markets). What this means is that while DTC-eligibility is not a requirement to trade on the OTC Markets, it is however a necessity to efficiently process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it may take.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 10,000,000,000 shares of Common Stock, of which 7,515,500 are issued and outstanding. As of March 23, 2020, there were 10 holders of record of the Common Stock.

Preferred Stock:

Our Articles of Incorporation do not allow for the issuance of preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On February 4, 2020, the Company issued 115,500 shares of its common stock to Wonder International Education & Investment Group Corporation, an Arizona corporation (“Wonder”), pursuant to a consulting agreement with the Company dated December 5, 2019.

The stated shares were issued in reliance upon the exemption from registration provided by section 4(a)(2) under the Securities Act of 1933 as amended (the “Act”). Wonder is a sophisticated investor and is familiar with the Company, the issuance does not involve a distribution of securities and each certificate bears a restrictive legend which sets for the restrictions on transfer under the Act.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Summary of Business

Live Inc. (the “Company,” “our” or “we”) was formed on September 6, 2016 under the laws of the State of California under the name of Taluhu Inc. We changed our name to Live Inc. on October 3, 2016.

For our entertainment broadcasting platform, www.Talguu.com, each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. The content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee or on a gratuity basis. We will receive an agreed percentage of the fees. Apart from our broadcasting (or livecast) platform, we also have developed a job search platform, which matches skilled and unskilled workers and employers.

For our job search platform, www.trabahanap.com, we help to bring the employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines during June 2019. This platform is developed and operated by the Company, and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2019, we have over 250,000 users on our trabahanap platform.

Our third platform is called ManagerSpecial, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that is perishable. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain; we help the buyers purchase good products at a deep discount. Furthermore, the ManagerSpecial also will help sellers promote products during their off-peak hours, in order to better utilize their idle staff and excess operational capacity. We plan to launch our ManagerSpecial in Arizona in May 2020.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.289-9018. Our websites are www.Talguu.com, www.ManagerSpecial.com, and www.trabahanap.com, which is devoted exclusively to job searches in the Philippines.

Achievements to Date.

As of the date of this Prospectus, we have taken the following steps to implement our business plan:

•	Established a network of experienced database, java scripts, cloud architect and testing programmers;
•	Entered into a joint venture with a national TV broadcaster in the Philippines, ABS-CBN, to launch our job search platform, www.Trabahanap.com, in that country;
•	Developed and launched our beta website, www.Talguu.com, in beta form;
•	Developed and launched our beta website, www.ManagerSpecial.com in Arizona;
•	Developed various online tools associated with our cloud based broadcasting platforms; and
•	Raised a total of $204,000 in private placements.
•	Launched our job search platform in the Philippines, www.trabahanap.com, and as of December 31, 2019, we have over 250,000 users on this site.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 (Audited).

The following table sets forth key components of the results of operations for the years ended December 31, 2019 and 2018, respectively. The discussion following the table addresses these results.

	For the Years Ended December 31,
	2019	2018

Revenue	$-	$29,845
Cost of revenue	-	11,778
Gross Margin	-	18,067

Operating Expenses:
Officer compensation – related party	177,500	179,562
Professional fees	40,926	15,650
General and administrative expenses	92,867	169,254
Total operating expenses	311,293	364,466

Loss from operations	(311,293)	(346,399)

Other income (expense):
Interest expense	(40,812)	(20,000)
Interest income	3,992	-
Gain on forgiveness of debt	-	347,445
Total other (expense) income	(36,820)	327,445

Net loss	$(348,113)	$(18,954)

Revenues.

For the year ended December 31, 2019, we did not have any revenue. For the year ended December 31, 2018, we had revenue of $29,845 from a limited amount of consulting work performed during the period. This consulting work ceased in November 2018. For the year ended December 31, 2018, we had cost of revenues of $11,778 which consisted of programming fees.

Operating Expenses.

For the year ended December 31, 2019, we had total operating expenses of $311,293, as compared to total operating expenses of $364,466 for the year ended December 31, 2018, a decrease of approximately 15% from the prior year period. Operating expenses consists of officer compensation, consulting fees, professional fees and general and administrative expenses.

Officer compensation for the year ended December 31, 2019 was $177,500 (of which $27,500 consisted of non-cash stock compensation) compared to $179,562 (of which $27,500 consisted of non-cash stock compensation) for the prior year period. Officer compensation relates to monthly compensation expense for our CEO, Mr. Keith Wong under his consulting agreement.

Professional fees for the year ended December 31, 2019 were $40,926 compared with $15,650 for the prior year end period. Professional fees consist of audit, accounting and legal expense. The increase in professional fees for the current year end period is due auditing and accounting fees in connection with the Company’s initial public offering.

General and administrative expenses for the year ended December 31, 2019 were $92,867 compared with $169,254 for the prior year end period, a decrease of 45%. The decrease in general and administrative expenses for the 2019 year end period is due primarily to a decrease in consulting expense.

Other Expense. For the year ended December 31, 2019, we incurred interest income of $3,992 and interest expense of $40,812, as compared to no interest income and interest expense of $20,000 for the year ended December 31, 2018. The increase in interest expense in the current period is due to the increase of related party loans which occurred during the current period. In addition, the Company had a gain on the forgivingness of debt in the amount of $347,445 for the year ended December 31, 2018 which is due to the forgiveness of accrued compensation and stock payable. The Company did not have a similar event during the current fiscal year period.

Net Loss. We had a net loss of $348,113 for the year ended December 31, 2019 compared with a net loss of $18,954 for the year ended December 31, 2018 for the reasons discussed above.

Liquidity and Capital Resources

From inception through December 31, 2019, we have received total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $420,500 which amount is due on demand. As of December 31, 3019, our cash balance is $370,255. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

As set forth in our Business Description-Our Business Model above, we will need proceeds from public or private for the future development of our business. Given our limited cash on hand, if we are unable to receive a significant amount of the total proceeds from these offerings, we will be unable to fully develop our business plan. Thus, we are highly dependent upon the success of our ability to raise funds. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are in are early stages of our business plan, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors could lose all of their investment.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance is not effective until 2020 since the Company is an Emerging Growth Company. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amended the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2018. In March 2016, the FASB issued an update (ASU 2016-08) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent considerations. In April 2016, the FASB issued an update (ASU 2016-10) to ASC 606, Identifying Performance Obligations and Licensing, which provides clarification related to identifying performance obligations and licensing implementation guidance under ASU 2014-09. In May 2016, the FASB issued an update (ASU 2016-12) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued an update (ASU 2016-20) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The effective date and transition requirements are the same as those in ASU 2014-09 for all subsequent clarifying guidance discussed herein.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The Company is in the process of analyzing the potential impact this standard will have on its consolidated financial position and results of operations. The Company expects to apply the modified retrospective method upon adoption.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

LIVE, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Live, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Live, Inc. as of December 31, 2018 and the related statement of operations, changes in stockholders’ equity/deficit, cash flow, and the related notes (collectively referred to as “financial statements”) for the year ended December 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

July 10, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Live, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of Live, Inc. (the Company) as of December 31, 2019, and the related statement of operations, stockholders’  deficit, and cash flows for year ending December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has an accumulated deficit of $1,364,662 at December 31, 2019, had a net loss of $348,113 and net cash used in operating activities of $64,652 and a stockholders’ deficit of $849,385 for the year ended December 31, 2019. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

March 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LIVE, INC. BALANCE SHEETS
	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:

Cash	$370,255	$256,407
Prepaid expenses	561	1,019
Total Current Assets	370,816	257,426

Software development costs	42,000	-

Total Assets	$412,816	$257,426

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$76,945	$17,245
Accrued Interest – related party	70,894	30,082
Note payable – related party	420,500	200,000
Accrued officer compensation – related party	693,862	543,862

Total Liabilities	1,262,201	791,189

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,400,000 and 7,400,000 shares issued and outstanding, respectively	791	791
Additional paid-in capital	417,200	417,200
Common stock to be issued	97,336	64,845
Treasury Stock	(50)	(50)
Accumulated deficit	(1,364,662)	(1,016,549)

Total Stockholders’ Deficit	(849,385)	(533,763)

Total Liabilities and Stockholders' Deficit	$412,816	$257,426

The accompanying notes are an integral part of these financial statements.

LIVE, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Revenue	$-	$29,845
Cost of revenue	-	11,778
Gross Margin	-	18,067

Operating Expenses:
Officer compensation – related party	177,500	179,562
General and administrative expenses	133,793	184,904
Total operating expenses	311,293	364,466

Loss from operations	(311,293)	(346,399)

Other income (expense):
Interest expense	(40,812)	(20,000)
Interest income	3,992	-
Gain on forgiveness of debt	-	347,445
Total other (expense) income	(36,820)	327,445

Loss before income taxes	(348,113)	(18,954)

Provision for income taxes	-	-

Net Loss	$(348,113)	$(18,954)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	7,400,000	7,823,425

The accompanying notes are an integral part of these financial statements.

LIVE, INC. STATEMENT OF STOCKHOLDERS DEFICIT December 31, 2019
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2017	7,950,000	$796	$359,853	$73,334	$-	$(997,595)	$(563,612)
Common stock issued for services – related party	-	-	-	27,500	-	-	27,500
Common stock issued for services	-	-	-	21,303	-	-	21,303
Common stock issued for services - cancelled	(550,000)	(5)	55	-	(50)	-	-
Forgiveness stock payable	-	-	57,292	(57,292)	-	-	-
Net Loss	-	-	-	-	-	(18,954)	(18,954)
Balance, December 31, 2018	7,400,000	791	417,200	64,845	(50)	(1,016,549)	(533,763)
Common stock issued for services – related party	-	-	-	27,500	-	-	27,500
Common stock issued for services	-	-	-	4,991	-	-	4,991
Net Loss	-	-	-		-	(348,113)	(348,113)
Balance, December 31, 2019	7,400,000	$791	$417,200	$97,336	$(50)	$(1,364,662)	$(849,385)

The accompanying notes are an integral part of these financial statements.

LIVE, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31
	2019	2018

Cash flows from operating activities:
Net Loss	$(348,113)	$(18,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	27,500	27,500
Stock based compensation	4,991	21,303
Forgiveness of debt	-	(347,445)
Changes in assets and liabilities:
Prepaid expenses	458	(1,019)
Accounts payable	59,700	-
Accrued expenses	-	17,245
Accrued interest – related party	40,812	20,000
Accrued compensation– related party	150,000	150,818
Accrued compensation	-	80,822

Net cash used in operating activities	(64,652)	(49,730)

Cash flows from investing activities:
Software development cost	(42,000)	-
Net cash used in investing activities	(42,000)	-

Cash flows from financing activities:
Proceeds from related party	220,500	-

Net cash provided by financing activities	220,500	-

Net increase (decrease) in cash	113,848	(49,730)

Cash, beginning of year	256,407	306,137

Cash, end of year	$370,255	$256,407

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash activities:
Forgiveness of common stock to be issued	$-	$57,592

The accompanying notes are an integral part of these financial statements.

LIVE, INC.

Notes to Financial Statements

December 31, 2019

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Live, Inc. (The “Company”), formerly known as Taluhu Inc. was organized on September 6, 2016, under the laws of the State of California. On September 29, 2016 the Company changed its name from Taluhu Inc. to Live Inc. We are cloud based broadcasting network. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees. Our offices are located 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.  We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2019 or 2018.

Software development costs

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of December 31, 2019, the Company has $42,000 of capitalized software development costs.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are primarily from the sale of services to customers, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s financial statements for the cumulative impact of applying this new standard.

Revenue from services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;
•	identification of performance obligations in the respective contract;
•	determination of the transaction price for each performance obligation in the respective contract;
•	allocation the transaction price to each performance obligation; and
•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied as summarized below:

•

Revenue is recognized when the Company performs its obligations under the contracts it has with its customers to deliver services at an agreed upon price and it is generally when those services have been provided.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31,2018, using the new corporate tax rate of 21 percent.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

For the years ended December 31, 2019 and 2018, there were no dilutive shares.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance is not effective until 2020 since the Company is an Emerging Growth Company. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amended the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2018. In March 2016, the FASB issued an update (ASU 2016-08) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent considerations. In April 2016, the FASB issued an update (ASU 2016-10) to ASC 606, Identifying Performance Obligations and Licensing, which provides clarification related to identifying performance obligations and licensing implementation guidance under ASU 2014-09. In May 2016, the FASB issued an update (ASU 2016-12) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued an update (ASU 2016-20) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The effective date and transition requirements are the same as those in ASU 2014-09 for all subsequent clarifying guidance discussed herein.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The Company is in the process of analyzing the potential impact this standard will have on its consolidated financial position and results of operations. The Company expects to apply the modified retrospective method upon adoption.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,364,662 at December 31, 2019, had a net loss of $348,113 and net cash used in operating activities of $64,652 and a stockholders’ deficit of $849,385 for the year ended December 31, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $370,000 as of December 31, 2019 and we will need approximately $1,279,000 in public or private financing from the sale of our common stock for a total of $1,649,000 in required funds. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

NOTE 4 – SOFTWARE DEVELOPMENT

During the year ended December 31, 2019, the Company began to capitalize costs incurred for the development of its software programs to be used in its revenue generating operations. As of December 31, 2019, the Company has capitalized $42,000.

NOTE 5 - RELATED PARTY

On July 31, 2017, the Company executed a promissory note with Keith Wong, CEO for $200,000. The note accrued interest at a rate of 10% per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of December 31, 2019, there is $53,389 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Keith Wong, CEO, for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2019, there is $13,817 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Keith Wong, CEO, for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2019, there is $3,648 of accrued interest on this note.

In addition to the above loans Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2019, there is $41 of accrued interest on this note.

The Company and Mr. Keith Wong entered into a Consulting Agreement dated September 1, 2016, as amended on January 23, 2018 and March 2, 2018. The original agreement was amended by the parties on March 2, 2018 and Mr. Wong’s annual compensation was revised to $150,000. Payment of the cash compensation will accrue and be payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of December 31, 2019 and 2018, there is $693,862 and $543,862, respectively, of accrued compensation due to Mr. Wong.

During the year ended December 31, 2019, the Company granted 250,000 shares of common stock to its CEO for services rendered, for total non-cash expense of $27,500. Since the Company’s common stock is not currently trading shares were issued at the price of shares sold to third parties of $0.11. As of December 31, 2019, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

On December 5, 2019, Wonder International Education & Investment Group Corporation, an Arizona corporation  (“Wonder”), entered into a consulting agreement with the Company pursuant to which Wonder received 115,500 shares of common stock of the Company in exchange for certain consulting services to be performed by Wonder. As part of that agreement, the Company agreed, at its own expense, to file a Form S-1 registration statement with the Securities and Exchange Commission. Upon effectiveness of the registration statement, the 115,500 shares of common stock presently held by Wonder will be distributed to its shareholders on a ratable basis. Mr. Wong is the majority shareholder of Wonder and will receive 77,000 shares out of the total of 115,500 shares (or 66.67% of the shares) issued under the stated agreement. The stated shares were issued to Wonder on February 4, 2020. On February 11, 2020, the Company filed the referenced Form S-1 registration statement with the Commission.

NOTE 6 – COMMON STOCK

On October 8, 2018, 50,000 shares of common stock previously issued for services was returned to the company for nonperformance of those services.

On October 1, 2018, the Company and one of its consultants entered into a termination agreement which included terms to return 500,000 shares of common stock and forgive all accrued compensation and granted common stock to be issued. As a result, $347,445 of accrued compensation was credited to a gain on forgiveness of debt and 520,833 shares that were granted but not issued resulted in a debit to common stock to be issued of $57,592 and a credit to additional paid in capital. In addition, the 500,000 shares that were returned to the Company, valued at par pf $0.0001 as no consideration was paid for the shares, were recorded as treasury stock for $50.

Pursuant to the terms of a consulting agreement dated November 1, 2018, the Company granted 74,000 shares of common stock for services. The shares vest equally over twenty-four months. During year ended December 31, 2019, 36,996 shares have vested for total non-cash compensation expense of $4,070. As of December 31, 2019, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

Pursuant to the terms of a consulting agreement dated December 5, 2019, the Company granted 115,500 shares of common stock for services. The shares were valued at $0.11 per share for total non-cash expense of $12,705. The expense is being recognized over the one year term of the contract. As of December 31, 2019, $922 has been expensed and credited to the common stock to be issued account.

Refer to Note 5 for related party equity transactions.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, the Company has recorded the full valuation allowance of $287,000.

The income tax provision (benefit) consist of the following:

	2019	2018
Federal income tax benefit attributable to:
Current operation	$73,100	$(4,000)
Less: valuation allowance	(73,100)	4,000
Net provision for Federal income taxes	-	-

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018.

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$287,000	$213,000
Less: valuation allowance	(287,000)	(213,000)
Net deferred tax asset	$-	$-

At December 31, 2019, the Company had operating loss carry forwards of approximately $1,365,000, respectively, which may be offset against future taxable income from the year 2020 to 2039. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next twelve months.

The Company files income tax returns in the U.S. federal and state jurisdictions, which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2015 (or the tax year ended December 31, 2001 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2019 and 2018.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

These control deficiencies to our 2019 or 2018 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2019, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Title

Keith Wong	66	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Norm Klein	70	Vice President Marketing

Mr. Wong has been Chairman, Chief Executive Officer, Chief Financial Officer and Director of Live Inc. since inception (September 6, 2016). Mr. Wong brings over 30 years of experiences in sales, business management, finance, manufacturing and business networks. Prior to 2001, Mr. Wong worked as a hardware and software engineer, sales manager for several technology companies including GE, Computervision, Tektronix, and Coherent. From 2001 until 2013, Mr. Wong was President and CEO of ATC Technology Group, which became EastBridge Investment Group, which later became Cellular Biomedicine Group Inc., a Nasdaq listed company (“CBMG”). From March 5, 2013 to March 4, 2014, Mr. Wong was a director of CBMG. From August 2014 to September 6, 2016, Mr. Wong was a business consultant to mainly start up enterprises. Mr. Wong holds degrees in Bachelor of Science and Master of Science in Electrical Engineering from Rutgers University and Northeastern University, respectively. Mr. Wong has also successfully completed the Advanced Management Program (AMP 2014) for executives from Harvard Business School in 2014. Mr. Wong holds two U.S. utility patents and one U.S. design patent. In considering Mr. Wong's eligibility to serve on the Board, the Board considered his extensive experiences in finance, marketing, sales and operational matters for public and early stage companies.

Mr. Norm Klein has served as our Vice President of Marketing since November 1, 2018. Mr. Klein has been in commercial real estate since 2013 in Arizona. From 2005 to 2013, Mr. Klein was the Chief Operating Officer of EastBridge Investment Group, which later became CBMG. Mr. Klein holds a Bachelor of Science degree from Rose-Hulman Institute of Technology and a Master’s in Business Administration from Iowa University.

Potential Conflicts

The OTC-QB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements. Thus, we are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.

Under the NASDAQ rules, our current director would not qualify as an independent director.

Since inception, Mr. Wong has dedicated a substantial amount all of his business time and attention to the affairs of the Company. However, the existing consulting agreement with Mr. Wong does not require him to work exclusively for the Company. Mr. Klein has a recent consulting agreement with the Company. Therefore, certain conflicts of interest may arise between us and our officers and director in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only two officers, and one is our director. We will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located, and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

The Company has adopted the following Code of Business Conduct.

The conduct of our officers shall be governed by this Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act, in order to deter wrongdoing and to promote:

•Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•Full, fair, accurate, timely and understandable disclosure in reports and documents that company files with, or submits to, the Commission and in other public communications made by the Company

•Compliance with applicable governmental laws, rules and regulations

•The prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code

•Accountability for adherence to the Code

1. The Chief Executive Officer, the Chief Financial Officer, the Controller, and other senior officers performing financial management functions shall maintain the highest standards in performing their duties.

Employees subject to this requirement include the chief executive officer, the chief financial officer, controller or chief accounting officer, and any person who performs similar functions. However, the Company expects that all employees who participate in the preparation of any part of the Company's financial statements should follow these guidelines:

•Act with honesty and integrity, avoiding violations of the Code, including actual or apparent conflicts of interest with the Company in personal and professional relationships.

•Disclose to the Governance Compliance Officer any material transaction or relationship that reasonably could be expected to give rise to any violations of the Code, including actual or apparent conflicts of interest with the Company.

•Provide the Company's other employees, consultants, and advisors with information that is accurate, complete, objective, relevant, timely, and understandable.

•Endeavor to ensure full, fair, timely, accurate, and understandable disclosure in the Company's periodic reports.

•Comply with rules and regulations of federal, state, and local governments, and other appropriate private and public regulatory agencies.

•Act in good faith, responsibly, and with due care, competence and diligence, without misrepresenting material facts or allowing your independent judgment to be subordinated.

•Respect the confidentiality of information acquired in the course of your work except where you have Company approval or where disclosure is otherwise legally mandated. Confidential information acquired in the course of your work will not be used for personal advantage.

•Maintain skills important and relevant to the Company's needs.

•Proactively promote ethical behavior among peers in your work environment.

•Achieve responsible use of and control over all assets and resources employed or entrusted to you.

•Record or participate in the recording of entries in the Company's books and records that are accurate to the best of your knowledge.

2. All known or suspected violations of the Code of Ethics shall be reported to the Governance Compliance Officer. The Corporate Secretary and Governance Compliance Officer will maintain a record of violations of the Code that are reported and of the disposition of each violation. The Company will maintain if the employee so desires, the anonymity of the employee and the confidentiality of the information that is reported. However, in order to conduct an effective investigation, it may not be possible to maintain confidentiality and anonymity.

3. Senior Financial Officers should assist in any investigation by any regulatory or law enforcement agency, elected officials or others responsible for such matters, concerning matters described in:

•Section 806 of the Sarbanes-Oxley Act, which relates to fraud.

•Section 301 of the Sarbanes-Oxley Act, which relates to questionable accounting, internal controls and auditing matters.

•Item 406 of S.E.C. Regulations S-K which relates to conduct that is not honest and ethical, conflicts of interest, and disclosures in SEC reports and other public disclosures that are not full, fair, accurate, timely and understandable, and

•Nasdaq listing requirements.

4. The Company will not retaliate against an officer, director or employee who files, causes to be filed, testifies, participates in, or otherwise assists in a proceeding filed or about to be filed regarding any matter covered in paragraph 3, above.

5. Any waivers of the Code for directors or executive officers must be approved by the Board and be promptly disclosed to shareholders.

6. The Company's Audit Committee shall also issue procedures for the reporting to them of complaints regarding accounting, internal accounting controls or auditing matters and submission to them by employees of concerns regarding accounting or auditing matters. Such procedures shall be in addition to, and not in lieu of, any procedures established by this Code of Ethics.

7. The Governance Compliance Officer shall be appointed by the CEO.

Board of Directors

All directors will hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors subject to existing employment agreements and will serve at the discretion of the board.

Involvement in Certain Legal Proceedings

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of Live Inc.:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining his from or otherwise limiting his involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Our Board of Directors acts as our Audit Committee and the Board has no separate committees. We expect our Board of Directors to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee in the near future. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2019, 2018 and 2017, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares($)	Total ($)
Keith Wong	2017	300,000	27,500	327,500
Chief Executive Officer and	2018	152,062	27,500	179,562
Chief Financial Officer	2019	150,000	27,500	175,500

David Talbot	2017	200,000	27,500	227,500
Former Chief Technology Officer

The Company and Mr. Keith Wong entered into a Consulting Agreement dated September 1, 2016, as amended on January 23, 2018 and March 2, 2018. Pursuant to the original agreement Mr. Wong was entitled to receive annual cash compensation of $300,000. The original agreement was amended by the parties on March 2, 2018 and Mr. Wong’s annual compensation was revised to $150,000. Payment of the cash compensation will accrue and be payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. For fiscal year ended December 31, 2016, Mr. Wong was entitled to receive 83,332 shares of common stock valued at $9,167 or $0.11 per share. For fiscal years ended December 31, 2017 and 2018, respectively, Mr. Wong was entitled to receive 250,000 shares of common stock valued at $27,500 or $0.11 per share for each such year. As of the date of this Prospectus, the Company has not issued any shares of common stock under the Consulting Agreement.

The Company and Mr. David Talbot entered into a Consulting Agreement dated September 1, 2016, as amended on January 23, 2018 and March 21, 2018. Pursuant to the original agreement, Mr. Talbot was entitled to receive annual cash compensation of $200,000. The original agreement was amended by the parties on March 21, 2018 and Mr. Talbot’s annual cash was revised to $100,000. As stated below, the agreement was terminated on October 1, 2018 by the parties. Payment of the cash compensation was to accrue and be payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management as of March 21, 2018. In addition, he was entitled to receive 1,500,000 shares of common stock, of which 500,000 shares vested immediately and 1,000,000 shares vested over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement was four years and either party could terminate the agreement by delivering notice to the other party. For fiscal year ended December 31, 2016, Mr. Talbot received 500,000 shares of common stock and was entitled to receive an additional 83,332 shares of common stock valued at $9,167 or $0.11 per share and for fiscal year ended December 31, 2016, Mr. Talbot was entitled to receive 250,000 shares of common stock valued at $27,500 or $0.11 per share for fiscal year ended December 31, 2017. On October 1, 2018, the parties entered into an agreement whereby the Company conveyed certain assets to Mr. Talbot and in exchange, the parties terminated the consulting agreement and Mr. Talbot returned 500,000 shares of common stock to the Company and he further surrendered all claims to unissued common stock and accrued compensation of $404,737 under the terminated consulting agreement.

The Company also entered into a Consulting Agreement with Norman Klein dated November 1, 2018. Mr. Klein is entitled to receive annual cash compensation of $50,000. Payment of the cash compensation will accrue and be payable upon a Nasdaq listing or an acquisition of the Company. In addition, he is entitled to receive 74,000 shares of common stock which will vest over two years (or monthly at the rate of 3,083 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. The Company has not issued any shares of common stock under the Consulting Agreement.

Outstanding Equity Awards At Fiscal Year-End

The following table reflects the Outstanding Equity Awards for our named executive officers as of fiscal year ended December 31, 2019. There were no option awards as of such date.

Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Keith Wong	166,664	18,300	0	0

Except as stated in the Stock Awards Table above, none of our named executive officers exercised any stock options, and no restricted stock awards, if any, held by our named executive officers vested during the annual period ended December 31, 2019. The Company has no activity with respect to these awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this prospectus, we had 7,515,500 shares of common stock issued and outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of the date of this prospectus; of all directors and executive officers of Live Inc. and of our directors and officers as a group. Except as stated herein, the address of the shareholder is the address of the Company.

Name	Number of Shares(1)	Percent of Common Stock Outstanding(1)
Officers and Directors
Keith Wong	8,156,692(2)	97%

Norman Klein	54,530(3)	<1%

Officers and Directors	8,211,222	98%
(as a Group - 2 persons)

(1)

The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (Z) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(2)

The amount includes 833,336 shares of common stock due Mr. Wong as of December 31, 2019 under his consulting agreement with the Company which shares are unissued and 77,000 shares of common stock to be issued to Mr. Wong in the Distribution.

(3)	The amount includes 43,162 shares of common stock due Mr. Klein as of December 31, 2019 under his consulting agreement with the Company which shares are unissued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 5, 2019, Wonder International Education & Investment Group Corporation, an Arizona corporation (“Wonder”), entered into a consulting agreement with the Company pursuant to which Wonder received 115,500 shares of common stock of the Company in exchange for certain consulting services to be performed by Wonder. As part of that agreement, the Company agreed, at its own expense, to file a Form S-1 registration statement with the Securities and Exchange Commission. Upon effectiveness of the registration statement, the 115,500 shares of common stock presently held by Wonder will be distributed to its shareholders on a ratable basis. Mr. Wong is the majority shareholder of Wonder and will receive 77,000 shares out of the total of 115,500 shares (or 66.67% of the shares) issued under the stated agreement. The stated shares were issued to Wonder on February 4, 2020. On February 11, 2020, the Company filed the referenced Form S-1 registration statement with the Commission.

The Company and Mr. Keith Wong entered into a Consulting Agreement dated September 1, 2016, as amended on January 23, 2018 and March 2, 2018. Pursuant to the original agreement Mr. Wong was entitled to receive annual cash compensation of $300,000. The original agreement was amended by the parties on March 2, 2018 and Mr. Wong’s annual compensation was revised to $150,000. Payment of the cash compensation will accrue and be payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. For fiscal year ended December 31, 2016, Mr. Wong was entitled to receive 83,332 shares of common stock valued at $9,167 or $0.11 per share. For fiscal years ended December 31, 2017 and 2018, respectively, Mr. Wong was entitled to receive 250,000 shares of common stock valued at $27,500 or $0.11 per share for each such year. As of the date of this Prospectus, the Company has not issued any shares of common stock under the Consulting Agreement.

On October 1, 2016, Mr. Keith Wong received 2,000,000 shares of common stock of the Company for services rendered including the organization of the Company.

On October 1, 2016, the Company issued 4,566,360 shares of common stock to OPL Capital, a company owned by Mr. Wong, at par value of $.0001 as founder shares.

On November 19, 2017, Mr. Wong bought 500,000 shares of common stock for $20,000 from a former consultant of the Company. In October 2016, the Company sold 69,000 shares of common stock to Keith Wong, CEO for cash proceeds of $69,000 and in July and August 2017, the Company sold a total of 111,000 shares of common stock to Mr. Wong for total cash proceeds of $111,000.

On July 31, 2017, the Company executed a promissory note with Mr. Wong for $200,000. The note accrues interest at a rate of 10% per annum and is due on demand. As of December 31, 2019, there is $50,200 of accrued interest.

On July 21, 2019, the Company executed second promissory note with Mr. Wong for $160,000. The note accrues interest at a rate of 4% per quarter and is due on demand. As of December 31, 2019, there is $6,400 of accrued interest.

On August 16, 2019, the Company executed third promissory note with Mr. Wong for $60,000. The note accrues interest at a rate of 4% per quarter and is due on demand. As of December 31, 2019, there is 2,400 of accrued interest.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accountant Fees and Services.

Prager Metis CPAs LLC is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2019	$15,000	Preger Metis CPAs LLC
2018	$6,125	Michael Gillespie and Associates PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$0
2018	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2019	$0
2018	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2019	$0
2018	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

3.1	Articles of Incorporation and Certificate of Amendment of the Company.(1)
3.2	By-Laws of the Company.(1)
10.1	Consulting Agreement dated September 1, 2016 by and between Keith Wong and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.2	Consulting Agreement dated September 1, 2016 by and between David Talbot and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.3	Business Purchase Agreement by and between the Company and David Talbot dated October 1, 2018. (1)
10.4	Promissory note dated July 31, 2017 in favor of Mr. Keith Wong.(1)
10.5	Representation Agreement dated March 2017 by and between Live Inc. and ABS-CBN Corporation.(1)
10.6	Consulting Agreement by and between Norman Klein and the Company dated November 1, 2018. (1)
10.7	Letter dated October 15, 2019 from Keith Wong to the Company regarding outstanding loans (2)
10.8	Promissory note dated July 21, 2019 in favor of Mr. Keith Wong.(3)
10.9	Promissory note dated August 16, 2017 in favor of Mr. Keith Wong.(3)
10.10	Consulting Agreement by and between Wonder International Education & Investment Group Corporation and the Company dated December 5, 2019. (3)
99.1	Form of Subscription Agreement.(1)

 31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

 32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Furnished herewith. Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

(1) Filed as an exhibit to the Company’s Form S-1 filed on March 5, 2019.

(2) Filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 filed on October 18, 2019.

(3) Filed as an exhibit to the Company’s Form S-1 filed on February 11, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Inc.

Signature	Title	Date

/s/ Keith Wong Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Wong Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	March 26, 2020