Form 10-Q
period 2020-03-31
Live Inc
filed 2020-05-15
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-230070

LIVE INC.

(Exact name of small business issuer as specified in its charter)

California	81-4128534	2750
(State or other jurisdiction of incorporation or organization)		(Primary Standard Industrial Classification Number)

7702 E Doubletree Ranch Road Unit 300 Scottsdale, Arizona 85258 (Address of principal executive offices) 480-289-9018 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated Filer   ☒Smaller reporting company ☒

 Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,515,000 common shares issued and outstanding as of May 11, 2020.

LIVE INC.

QUARTERLY REPORT ON FORM 10-Q

LIVE, INC. BALANCE SHEETS (unaudited)
	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:

Cash	$327,015	$370,255
Prepaid expenses	8,607	561
Total Current Assets	335,622	370,816

Software development costs	54,000	42,000

Total Assets	$389,622	$412,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$83,094	$76,945
Accrued Interest – related party	90,350	70,894
Note payable – related party	420,500	420,500
Accrued officer compensation – related party	731,361	693,862

Total Liabilities	1,325,305	1,262,201

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,515,000 and 7,400,000 shares issued and outstanding, respectively	803	791
Additional paid-in capital	429,893	417,200
Common stock to be issued	104,307	97,336
Treasury Stock	(50)	(50)
Accumulated deficit	(1,470,636)	(1,364,662)

Total Stockholders’ Deficit	(935,683)	(849,385)

Total Liabilities and Stockholders' Deficit	$389,622	$412,816

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2020	2019

Operating Expenses:
Officer compensation – related party	$37,500	$32,500
General & administrative expenses	49,544	48,479
Total operating expenses	87,044	80,979

Loss from operations	(87,044)	(80,979)

Other income (expense):
Interest expense	(19,455)	(4,932)
Interest income	525	343
Total other expense	(18,930)	(4,589)

Loss before income taxes	(105,974)	(85,568)

Provision for income taxes	-

Net loss	$(105,974)	$(85,568)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares, basic and diluted	7,471,077	7,400,000

The accompanying notes are an integral part of these unaudited

LIVE, INC. STATEMENT OF STOCKHOLDERS DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2018	7,400,000	791	417,200	64,845	(50)	(1,016,549)	(533,763)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(85,568)	(85,568)
Balance, March 31, 2019	7,400,000	$791	$417,200	$72,737	$(50)	$(1,102,117)	$(611,439)

LIVE, INC. STATEMENT OF STOCKHOLDERS DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Unaudited)
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2019	7,400,000	$791	$417,200	$97,336	$(50)	$(1,364,662)	$(849,385)
Common stock issued for services – related party	115,500	12	12,693	5,954	-	-	18,659
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(105,974)	(105,974)
Balance, March 31, 2020	7,515,500	$803	$429,893	$104,307	$(50)	$(1,470,636)	$(935,683)

The accompanying notes are an integral part of these unaudited

LIVE, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:

Net loss	$(105,974)	$(85,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	18,659	6,875
Stock based compensation	1,017	1,017
Changes in assets and liabilities:
Prepaid	(8,046)	1,019
Accounts payable	6,148	(6,825)
Accrued interest – related party	19,456	4,932
Accrued compensation– related party	37,500	32,500
Accrued compensation	-	20,640
Net cash used in operating activities	(31,240)	(25,410)

Cash flows from investing activities:
Software development costs	(12,000)	(9,000)
Net cash used in investing activities	(12,000)	(9,000)

Cash flows from financing activities:	-	-

Net decrease in cash	(43,240)	(34,410)

Cash, beginning of period	370,255	256,407

Cash, end of period	$327,015	$221,997

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited

LIVE, INC.

Notes to Financial Statements

March 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or any other period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2019 included in our Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 27, 2020.

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

NOTE 3 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of March 31, 2020 and December 31, 2019, the Company has $54,000 and $42,000, respectively, of capitalized software development costs.

NOTE 4 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,470,636 as of March 31, 2020, had a net loss of $105,974 and net cash used in operating activities of $31,240 and a stockholders’ deficit of $935,683 for the three months ended March 31, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $327,000 as of March 31, 2020 and we will need approximately $1,352,000 in public or private financing from the sale of our common stock for a total of $1,649,000 in required funds. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

Impact of COVID-19 on Our Business.

The Company continues to execute its business plan and seeks to achieve the results set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Current Operations below. At the present time, the Company can not predict the full impact of the COVID-19 virus on its business. Our projections on spending, product development and milestone achievements are likely to be further revised as new information is obtained.

NOTE 5 - RELATED PARTY

On June 21, 2019, the Company executed a promissory note with Keith Wong, CEO, for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2020, there is $20,769 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Keith Wong, CEO, for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2020, there is $6,194 of accrued interest on this note.

On July 31, 2017, the Company executed a promissory note with Keith Wong, CEO for $200,000. The note originally accrued interest at a rate of 10% per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of March 31, 2020, there is $63,323 of accrued interest on this note.

In addition to the above loans Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2020, there is $62 of accrued interest on this note.

The Company and Mr. Keith Wong entered into a Consulting Agreement dated September 1, 2016, as amended on January 23, 2018 and March 2, 2018. The original agreement was amended by the parties on March 2, 2018 and Mr. Wong’s annual compensation was revised to $150,000. Payment of the cash compensation will accrue and be payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of March 31, 2020 and December 31, 2019, there is $731,361 and $693,862, respectively, of accrued compensation due to Mr. Wong.

During the three months ended March 31, 2020, the Company granted 62,500 shares of common stock to its CEO for services rendered, for total non-cash expense of $6,875. Since the Company’s common stock is not currently trading shares were issued at the price of shares sold to third parties of $0.11. As of March 31, 2020, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

On December 5, 2019, Wonder International Education & Investment Group Corporation, an Arizona corporation  (“Wonder”), entered into a consulting agreement with the Company pursuant to which Wonder received 115,500 shares of common stock of the Company in exchange for certain consulting services to be performed by Wonder. As part of that agreement, the Company agreed, at its own expense, to file a Form S-1 registration statement with the Securities and Exchange Commission (“Commission”). Upon effectiveness of the registration statement, the 115,500 shares of common stock presently held by Wonder will be distributed to its shareholders on a ratable basis. Mr. Wong is the majority shareholder of Wonder and will receive 77,000 shares out of the total of 115,500 shares (or 66.67% of the shares) issued under the stated agreement. The stated shares were issued to Wonder on February 4, 2020. On February 11, 2020, the

Company filed the referenced Form S-1 registration statement with the Commission, which was declared effective on April 23, 2020.

Pursuant to the terms of the Wonder consulting agreement dated December 5, 2019, the Company granted 115,500 shares of common stock for services. The shares were valued at $0.11 per share for total non-cash expense of $12,705. The expense is being recognized over the term of the one year contract.

NOTE 6 – COMMON STOCK

Pursuant to the terms of a consulting agreement dated November 1, 2018, the Company granted 74,000 shares of common stock for services. The shares vest equally over twenty-four months. During the three months ended March 31, 2020, 9,249 shares have vested for total non-cash compensation expense of $1,017. As of March 31, 2020, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

Refer to Note 5 for related party equity transactions.

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

On December 5, 2019, Wonder International Education & Investment Group Corporation, an Arizona corporation (“Wonder”), entered into a consulting agreement with the Company pursuant to which Wonder received 115,500 shares of common stock of the Company in exchange for certain consulting services to be performed by Wonder. As part of that agreement, the Company agreed, at its own expense, to file a Form S-1 registration statement with the Commission. The agreement extends until December 4, 2020. Under the Agreement, Wonder is obligated to use its best efforts to find business partners in South East Asia for the Company. In fulfillment of its obligations under the agreement, Wonder currently is in discussions with a potential business partner in South East Asia relating to the Company’s job search platform. Upon effectiveness of the registration statement, the 115,500 shares of common stock presently held by Wonder will be distributed to its shareholders on a ratable basis. Mr. Wong is the majority shareholder of Wonder and will receive 77,000 shares out of the total of 115,500 shares (or 66.67% of the shares) issued under the stated agreement. The stated shares were issued to Wonder on February 4, 2020. On February 11, 2020, the Company filed the referenced Form S-1 registration statement with the Commission, which was declared effective on April 23, 2020.

Our Current Operations.

As of March 31, 2020, we have $327,015 in available cash which is allocated towards our operations. Without funds from a debt or equity financing, we will be able to continue our existing operations on a limited basis through June 2021. During this period with our existing funds, we will be able to;

•	Continue to meet our reporting obligations under the federal securities laws after the effectiveness of this Registration Statement,
•	Continue to operate our job search website in the Philippines, which was launched in June 2019,

•	Upgrade and re-launch ManagerSpecial in AZ in June 2020; launch ManagerSpecial in Colorado, New Mexico, Utah, and Nebraska,

•	Launch our job search site in July 2020 in the US and launch our Talguu website during November 2020.

As of March 31, 20209, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $420,500. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of March 30, 2020, the Company has accrued $731,361 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $327,015 as of March 31, 2020 and we will need approximately $1,351,985 in additional funding. The breakdown of the total of these costs is as follows;

Amount ($)	Expenditure
50,000	Costs for being a public entity
360,000	Software programming across 3 platforms
39,000	Cloud Hosting across 3 platforms
200,000	Marketing for Manager Special Platform
400,000	Marketing for Live Cast Platform
600,000	General, administrative and miscellaneous costs,
including rent and officer compensation
$1,649,000	Total

If we are unable to receive this additional funding, the Company will be required to scale back or delay its software development, enhancements, and market expansions.

Impact of COVID-19 on Our Business.

The Company continues to execute its business plan and seeks to achieve the results set forth in Our Current Operations above. At the present time, the Company can not predict the full impact of the COVID-19 virus on its business. Our projections on spending, product development and milestone achievements are likely to be further revised as new information is obtained.

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

The following table sets forth key components of the results of operations for the three month periods ended March 31, 2020 and 2019, respectively. The discussion following the table addresses these results.

	For the Three Months Ended March 31,
	2020	2019

Operating Expenses:
Officer compensation – related party	$37,500	$32,500
General & administrative expenses	49,544	48,479
Total operating expenses	87,044	80,979

Loss from operations	(87,044)	(80,979)

Other income (expense):
Interest expense	(19,455)	(4,932)
Interest income	525	343
Total other expense	(18,930)	(4,589)

Net loss	$(105,974)	$(85,568)

Revenues. For the three months ended March 31, 2020 and March 31, 2019, respectively, we had no revenues from operations.

Operating Expenses. For the three months ended March 31, 2020, we had total operating expenses of $87,044, as compared to total operating expenses of $80,979 for the three months ended March 31, 2019, a decrease of approximately 7% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended March 31, 2020 and March 31, 2019, respectively was $37,500 and $32,500, respectively. The increase of 15% in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an increase in monthly compensation to our CEO. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the three months ended March 31, 2020 and March 31, 2019 was relatively flat at $49,544 and $48,479, respectively.

Total Other Expense. For the three months ended March 31, 2020, we incurred interest expense of $19,455, as compared to $4,932 for the three months ended March 31, 2019 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had interest income of $525 for the current three-month period compared with $343 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $105,974 for the three months ended March 31, 2020 compared with a net loss of $85,568 for the three months ended March 31, 2019, an increase of 24%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(31,240)	$(25,410)

Net cash used in investing activities	$(12,000)	$(9,000)

Net cash provided by financing activities	$-	$-

Net cash used in operating activities. We used cash in our operating activities for the three months ended March 31, 2020 primarily to fund our net loss, offset by accrued compensation to our sole executive officer, accounts payable, accrued interest and stock-based compensation to our sole executive officer. For the three months ended March 31, 2019, we used cash in our operating activities primarily to fund our net loss, offset by accrued compensation to our sole executive officer and a former officer, accounts payable, accrued interest and stock-based compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the three months ended March 31, 2020 and March 31, 2019, respectively for software development of our various platforms.

Net cash provided by financing activities. We had no cash from financing activities for the three months ended March 31, 2020 and March 31, 2019, respectively.

Liquidity and Capital Resources

From inception through March 31, 2020, we have received a total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $420,500 which amount is due on demand. As of March 31, 2020, our cash balance is $327,015. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part,  of the outstanding promissory note until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

Recently issued accounting pronouncements

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable to our Company.

ITEM 5.	OTHER INFORMATION

 None

ITEM 6.	EXHIBITS

 The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020

Live Inc.

/s/ Keith Wong

Keith Wong

Chief Executive Officer and

Chief Financial officer

(Principal Executive, Financial

and Accounting Officer)