Form 10-Q
period 2020-06-30
Live Inc
filed 2020-08-14
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

7702 E Doubletree Ranch Road Unit 300Scottsdale, Arizona 85258 (Address of principal executive offices) 480-289-9018 (Issuer’s telephone number)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]      No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,515,000 common shares issued and outstanding as of August 6, 2020.

LIVE INC.

QUARTERLY REPORT ON FORM 10-Q

LIVE, INC. BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:

Cash	$286,112	$370,255
Prepaid expenses	5,431	561
Total Current Assets	291,543	370,816

Software development costs	66,000	42,000

Total Assets	$357,543	$412,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$97,606	$76,945
Accrued Interest – related party	110,782	70,894
Note payable – related party	420,500	420,500
Accrued officer compensation – related party	768,861	693,862

Total Liabilities	1,397,749	1,262,201

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,515,000 and 7,400,000 shares issued and outstanding, respectively	803	791
Additional paid-in capital	429,893	417,200
Common stock to be issued	112,200	97,336
Treasury Stock	(50)	(50)
Accumulated deficit	(1,583,052)	(1,364,662)

Total Stockholders’ Deficit	(1,040,206)	(849,385)

Total Liabilities and Stockholders' Deficit	$357,543	$412,816

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Operating Expenses:
Officer compensation – related party	$51,250	$46,250	$88,750	$78,750
General & administrative expenses	40,982	9,150	90,526	57,629
Total operating expenses	92,232	55,400	179,276	136,379

Loss from operations	(92,232)	(55,400)	(179,276)	(136,379)

Other income (expense):
Interest expense	(20,433)	(5,162)	(39,888)	(10,094)
Interest income	249	1,009	774	1,352
Total other expense	(20,184)	(4,153)	(39,114)	(8,742)

Loss before income taxes	(112,416)	(59,553)	(218,390)	(145,121)

Provision for income taxes	-	-	-	-

Net loss	$(112,416)	$(59,553)	$(218,390)	$(145,121)

Loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares, basic and diluted	7,515,000	7,400,000	7,493,288	7,400,000

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENT OF STOCKHOLDERS DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2020 (Unaudited)
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2018	7,400,000	$791	$417,200	$64,845	$(50)	$(1,016,549)	$(533,763)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(85,568)	(85,568)
Balance, March 31, 2019	7,400,000	791	417,200	72,737	(50)	(1,102,117)	(611,439)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(59,553)	(59,553)
Balance, June 30, 2019	7,400,000	$791	$417,200	$80,629	$(50)	$(1,161,670)	$(663,100)

	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2019	7,400,000	$791	$417,200	$97,336	$(50)	$(1,364,662)	$(849,385)
Common stock issued for services – related party	115,500	12	12,693	5,954	-	-	18,659
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(105,974)	(105,974)
Balance, March 31, 2020	7,515,500	803	429,893	104,307	(50)	(1,470,636)	(935,683)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,018	-	-	1,018
Net Loss	-	-	-		-	(112,416)	(112,416)
Balance, June 30, 2020	7,515,500	$803	$429,893	$112,200	$(50)	$(1,583,052)	$(1,040,206)

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(218,390)	$(145,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	13,750	13,750
Stock based compensation	13,819	2,034
Changes in assets and liabilities:
Prepaid expenses	(4,870)	(1,786)
Accounts payable	20,660	25,033
Accrued interest – related party	39,888	10,094
Accrued compensation– related party	75,000	65,000
Net cash used in operating activities	(60,143)	(30,996)

Cash flows from investing activities:
Software development	(24,000)	(18,000)
Net cash used in investing activities	(24,000)	(18,000)

Cash flows from financing activities:
Proceeds from a related party	-	160,000
Net cash provided by financing activities	-	160,000

Net (decrease) increase in cash	(84,143)	111,004

Cash, beginning of period	370,255	256,407

Cash, end of period	$286,112	$367,411

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

LIVE, INC.

Notes to Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Live, Inc. (the “Company”), formerly known as Taluhu Inc. was organized on September 6, 2016, under the laws of the State of California. On September 29, 2016 the Company changed its name from Taluhu Inc. to Live Inc. We are cloud based broadcasting network and operate three online platforms which are; www.Talguu.com, an entertainment platform, www.Trabahanap.com, a job search platform in the Philippines and www.MangerSpecial, a discount marketplace.  Our offices are located 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2019.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2020 and 2019.

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

NOTE 3 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of June 30, 2020 and December 31, 2019, the Company has $66,000 and $42,000, respectively, of capitalized software development costs.

NOTE 4 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,583,052 as of June 30, 2020, had a net loss of $218,390 and net cash used in operating activities of $60,143 and a stockholders’ deficit of $1,040,206 for the six months ended June 30, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $286,000 as of June 30, 2020 and we will need approximately $1,352,000 in public or private financing from the sale of our common stock for a total of $1,649,000 in required funds. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

Impact of COVID-19 on Our Business.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

NOTE 5 - RELATED PARTY

On July 31, 2017, the Company executed a promissory note with Keith Wong, CEO for $200,000. The note originally accrued interest at a rate of 10% per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of June 30, 2020, there is $73,856 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Keith Wong, CEO, for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2020, there is $28,000 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Keith Wong, CEO, for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2020, there is $8,842 of accrued interest on this note.

In addition to the above loans, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2020, there is $84 of accrued interest on this note.

The Company and Mr. Keith Wong entered into a Consulting Agreement dated September 1, 2016, as amended on January 23, 2018 and March 2, 2018. The original agreement was amended by the parties on March 2, 2018 and Mr. Wong’s annual compensation was revised to $150,000. Payment of the cash compensation will accrue and be payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of June 30, 2020 and December 31, 2019, there is $768,861 and $693,862, respectively, of accrued compensation due to Mr. Wong.

During the six months ended June 30, 2020, the Company granted 125,000 shares of common stock to its CEO for services rendered, for total non-cash expense of $13,750. Since the Company’s common stock is not currently trading shares were issued at the price of shares sold to third parties of $0.11. As of June 30, 2020, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

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

Pursuant to the terms of the Wonder consulting agreement dated December 5, 2019, the Company granted 115,500 shares of common stock for services. The shares were valued at $0.11 per share for total non-cash expense of $12,705. The expense is being recognized over the term of the one-year contract.

NOTE 6 – COMMON STOCK

Pursuant to the terms of a consulting agreement dated November 1, 2018, the Company granted 74,000 shares of common stock for services. The shares vest equally over twenty-four months. During the six months ended June 30, 2020, 18,498 shares have vested for total non-cash compensation expense of $2,035. As of June 30, 2020, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

Refer to Note 5 for related party equity transactions.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Achievements to Date.

As of the date of this filing, we have taken the following steps to implement our business plan:

•	Established a network of experienced database, java scripts, cloud architect and testing programmers;

•	Entered into a marketing agreement with a national TV broadcaster in the Philippines, ABS-CBN, to launch our job search platform, www.Trabahanap.com, in that country;
•	Developed and launched our beta website, www.Talguu.com, in beta form;

•	Developed and launched our beta website, www.ManagerSpecial.com in Arizona;

•	Developed various online tools associated with our cloud based broadcasting platforms; and

•	Raised a total of $204,000 in private placements.

•	Launched our job search platform in the Philippines, www.trabahanap.com, and as of December 31, 2019, we have over 450,000 users on this site.

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

Our Current Operations.

As of June 30, 2020, we have $286,112 in available cash which is allocated towards our operations. Without funds from a debt or equity financing, we will be able to continue our existing operations on a limited basis through June 2021. During this period with our existing funds, we will be able to;

-Continue to meet our reporting obligations under the federal securities laws,

-Continue to develop our entertainment software for Talguu.com,

-Continue to releases new versions of our Trabahanap.com and ManagerSpecial.com,

-Continue to operate our job search website in the Philippines, which was launched in June 2019.

-Continue to increase our exposure of our Trahabanap.com, which has over 450,000 users as of this report,

-Re-launch ManagerSpecial in August 2020 in those states that have recovered the most from the pandemic,

-Launch our job search site in July 2020 in the US and launch our Talguu website during November 2020.

As of June 30, 20209, the Company has outstanding promissory notes in favor of Mr. Keith Wong, the principal amount totaling $420,500 and accrued interest totaling $110,782. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of June 30, 2020, the Company has accrued $768,861 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $286,112 as of June 30, 2020 and we will need approximately $1,362,888 in additional funding. The breakdown of the total of these costs is as follows;

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

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019.

The following table sets forth key components of the results of operations for the three month periods ended June 30, 2020 and 2019, respectively. The discussion following the table addresses these results.

	For the Three Months Ended June 30,
	2020	2019

Operating Expenses:
Officer compensation – related party	$51,250	$46,250
General & administrative expenses	40,982	9,150
Total operating expenses	92,232	55,400

Loss from operations	(92,232)	(55,400)

Other income (expense):
Interest expense	(20,433)	(5,162)
Interest income	249	1,009
Total other expense	(20,184)	(4,153)

Net loss	$(112,416)	$(59,553)

Revenues. For the three months ended June 30, 2020 and June 30, 2019, respectively, we had no revenues from operations.

Operating Expenses. For the three months ended June 30, 2020, we had total operating expenses of $92,232, as compared to total operating expenses of $55,400 for the three months ended June 30, 2019, an increase of approximately 66.5% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended June 30, 2020 and June 30, 2019, respectively was $51,250 and $46,250, respectively. The increase of 10.8% in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an increase in monthly compensation to our CEO. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the three months ended June 30, 2020 and June 30, 2019 were $40,982 and $9,150, respectively. The 347% increase in general and administrative expenses for the current three-month period is due primarily to an increase in professional fees, as well as an increase for computer and internet expense and transfer agent fees.

Total Other Expense. For the three months ended June 30, 2020, we incurred interest expense of $20,433, as compared to $5,162 for the three months ended June 30, 2019 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had interest income of $249 for the current three-month period compared with $1,009 for the same period last year. Interest income is derived from funds held in an interest-bearing account, the amount of which was reduced for the current three-month period.

Net Loss. We had a net loss of $112,416 for the three months ended June 30, 2020 compared with a net loss of $59,553 for the three months ended June 30, 2019, an increase of 88.8%. The increase in our net loss is due to the reasons discussed above.

Results of Operations (Unaudited) for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019.

The following table sets forth key components of the results of operations for the six-month periods ended June 30, 2020 and 2019, respectively. The discussion following the table addresses these results.

	For the Six Months Ended June 30,
	2020	2019

Operating Expenses:
Officer compensation – related party	$88,750	$78,750
General & administrative expenses	90,526	57,629
Total operating expenses	179,276	136,379

Loss from operations	(179,276)	(136,379)

Other income (expense):
Interest expense	(39,888)	(10,094)
Interest income	774	1,352
Total other expense	(39,114)	(8,742)

Net loss	$(218,390)	$(145,121)

Revenues. For the three months ended June 30, 2020 and June 30, 2019, respectively, we had no revenues from operations.

Operating Expenses. For the three months ended June 30, 2020, we had total operating expenses of $179,276, as compared to total operating expenses of $136,379 for the six months ended June 30, 2019, an increase of approximately 31.5% from the prior year’s six month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the six months ended June 30, 2020 and June 30, 2019, respectively was $88,750 and $78,750, respectively. The increase of 12.7% in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an increase in monthly compensation to our CEO. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the six months ended June 30, 2020 and June 30, 2019 were $90,526 and $57,629, respectively. The 57.1% increase in general and administrative expenses for the current six-month period is due primarily to an increase in professional fees, as well as an increase for consulting, computer and internet expense and transfer agent fees.

Total Other Expense. For the six months ended June 30, 2020, we incurred interest expense of $39,888, as compared to $10,094 for the six months ended June 30, 2019 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had interest income of $774 for the current six-month period compared with $1,352 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $218,390 for the six months ended June 30, 2020 compared with a net loss of $145,121 for the six months ended June 30, 2019, an increase of 50.5%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(60,143)	$(30,996)

Net cash used in investing activities	$(24,000)	$(18,000)

Net cash provided by financing activities	$-	$160,000

Net cash used in operating activities. We used cash in our operating activities for the six months ended June 30, 2020 primarily to fund our net loss, offset by accrued compensation to our sole executive officer, accounts payable, accrued interest and stock-based compensation to our sole executive officer. For the six months ended June 30, 2019, we used cash in our operating activities primarily to fund our net loss, offset by accrued compensation to our sole executive officer and a former officer, accounts payable, accrued interest and stock-based compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the three months ended June 30, 2020 and June 30, 2019, respectively for software development of our various platforms.

Net cash provided by financing activities. We had no cash from financing activities for the six months ended June 30, 2020 and June 30, 2019, respectively.

Liquidity and Capital Resources

From inception through June 30, 2020, we have received a total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $420,500 which amount is due on demand. As of June 30, 2020, our cash balance is $286,112. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part,  of the outstanding promissory note until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.  As of June 30, 2020, our working capital deficit is $1,106,206 compared with our working capital deficit of

$891,385 as of December 31, 2019. The reduction in working capital since last year end is attributable mainly to the operating loss occurred during the six month period ended June 30, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2020

Live Inc.

/s/ Keith Wong

Keith Wong

Chief Executive Officer and

Chief Financial officer

(Principal Executive, Financial

and Accounting Officer)