Form 10-Q
period 2020-09-30
Live Inc
filed 2020-11-16
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-230070

TALGUU INC

(Exact name of small business issuer as specified in its charter)

Arizona	81-4128534	2750
(State or other jurisdiction of incorporation or organization)		(Primary Standard Industrial Classification Number)

7702 E Doubletree Ranch Road

Unit 300

Scottsdale, Arizona 85258

(Address of principal executive offices)

480-289-9018

(Issuer’s telephone number)

Live Inc., a California corporation

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,515,000 common shares issued and outstanding as of November 10, 2020.

LIVE INC.

QUARTERLY REPORT ON FORM 10-Q

TALGUU INC (formerly Live, Inc.) BALANCE SHEETS
	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:

Cash	$255,491	$370,255
Prepaid expenses	2,255	561
Total Current Assets	257,746	370,816

Software development costs	78,000	42,000

Total Assets	$335,746	$412,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$112,748	$76,945
Accrued Interest – related party	132,033	70,894
Note payable – related party	420,500	420,500
Accrued officer compensation – related party	810,528	693,862

Total Liabilities	1,475,809	1,262,201

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,515,000 and 7,400,000 shares issued and outstanding, respectively	803	791
Additional paid-in capital	429,893	417,200
Common stock to be issued	120,093	97,336
Treasury Stock	(50)	(50)
Accumulated deficit	(1,690,802)	(1,364,662)

Total Stockholders’ Deficit	(1,140,063)	(849,385)

Total Liabilities and Stockholders' Deficit	$335,746	$412,816

The accompanying notes are an integral part of these unaudited financial statements.

TALGUU INC (formerly Live, Inc.) STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Operating Expenses:
Officer compensation – related party	$48,542	$74,408	$137,292	$153,158
General & administrative expenses	38,047	34,058	128,573	91,687
Total operating expenses	86,589	108,466	265,865	244,845

Loss from operations	(86,589)	(108,466)	(265,865)	(244,845)

Other income (expense):
Interest expense	(21,251)	(6,963)	(61,139)	(17,057)
Interest income	90	1,534	864	2,886
Total other expense	(21,161)	(5,429)	(60,275)	(14,171)

Loss before income taxes	(107,750)	(113,895)	(326,140)	(259,016)

Provision for income taxes	-	-	-	-

Net loss	$(107,750)	$(113,895)	$(326,140)	$(259,016)

Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares, basic and diluted	7,515,000	7,400,000	7,500,746	7,400,000

The accompanying notes are an integral part of these unaudited financial statements.

TALGUU INC (formerly Live, Inc.) STATEMENT OF STOCKHOLDERS DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2018	7,400,000	$791	$417,200	$64,845	$(50)	$(1,016,549)	$(533,763)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(85,568)	(85,568)
Balance, March 31, 2019	7,400,000	$791	$417,200	$72,737	$(50)	$(1,102,117)	$(611,439)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(59,553)	(59,553)
Balance, June 30, 2019	7,400,000	$791	$417,200	$80,629	$(50)	$(1,161,670)	$(663,100)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(113,895)	(113,895)
Balance, September 30, 2019	7,400,000	$791	$417,200	$88,521	$(50)	$(1,275,565)	$(769,103)

The accompanying notes are an integral part of these unaudited financial statements.

TALGUU INC

(formerly Live, Inc.)

STATEMENT OF STOCKHOLDERS DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2019	7,400,000	$791	$417,200	$97,336	$(50)	$(1,364,662)	$(849,385)
Common stock issued for services – related party	115,500	12	12,693	5,954	-	-	18,659
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(105,974)	(105,974)
Balance, March 31, 2020	7,515,500	$803	$429,893	$104,307	$(50)	$(1,470,636)	$(935,683)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,018	-	-	1,018
Net Loss	-	-	-		-	(112,416)	(112,416)
Balance, June 30, 2020	7,515,500	$803	$429,893	$112,200	$(50)	$(1,583,052)	$(1,040,206)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,018	-	-	1,018
Net Loss	-	-	-		-	(107,750)	(107,750)
Balance, September 30, 2020	7,515,500	$803	$429,893	$120,093	$(50)	$(1,690,802)	$(1,140,063)

The accompanying notes are an integral part of these unaudited financial statements.

TALGUU INC (formerly Live, Inc.) STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(326,140)	$(259,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	32,409	20,625
Stock based compensation	3,053	3,052
Changes in assets and liabilities:
Prepaid	(1,694)	(664)
Accounts payable	35,802	42,580
Accrued interest – related party	61,139	17,057
Accrued compensation– related party	116,667	132,532
Net cash used in operating activities	(78,764)	(43,834)

Cash flows from investing activities:
Software development	(36,000)	(30,000)
Net cash used in investing activities	(36,000)	(30,000)

Cash flows from financing activities:
Proceeds from a related party	-	220,500
Net cash provided by financing activities	-	220,500

Net (decrease) increase in cash	(114,764)	146,666

Cash, beginning of period	370,255	256,407

Cash, end of period	$255,491	$403,073

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TALGUU INC

(formerly Live, Inc.)

Notes to Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Talguu Inc (formerly Live, Inc.) (the “Company”) was organized on September 6, 2016, under the laws of the State of California as Taluhu Inc. On September 29, 2016, the Company changed its name from Taluhu Inc. to Live Inc. On September 14, 2020, the Company changed its name to Talguu Inc and redomiciled in Arizona. We are cloud based broadcasting network and operate three online platforms which are; www.Talguu.com, an entertainment platform, www.Trabahanap.com, a job search platform in the Philippines, www.JobDor.com, a job search platform in the US, and www.MangerSpecial.com, a discount marketplace.  Our offices are located 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2020 and 2019.

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

NOTE 3 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of September 30, 2020 and December 31, 2019, the Company has $78,000 and $42,000, respectively, of capitalized software development costs.

NOTE 4 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,690,802 as of September 30, 2020, had a net loss of $326,140 and net cash used in operating activities of

$78,764 and a stockholders’ deficit of $1,140,063 for the nine months ended September 30, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $286,000 as of September 30, 2020 and we will need approximately $1,352,000 in public or private financing from the sale of our common stock for a total of $1,649,000 in required funds. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

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

NOTE 5 - RELATED PARTY

On July 31, 2017, the Company executed a promissory note with Keith Wong, CEO for $200,000. The note originally accrued interest at a rate of 10% per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of September 30, 2020, there is $84,810 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Keith Wong, CEO, for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2020, there is $35,520 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Keith Wong, CEO, for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2020, there is $11,595 of accrued interest on this note.

In addition to the above loans, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2020, there is $108 of accrued interest on this note.

The Company and Mr. Keith Wong entered into a Consulting Agreement dated September 1, 2016, as amended on January 23, 2018 and March 2, 2018. The original agreement was amended by the parties on March 2, 2018 and Mr. Wong’s annual compensation was revised to $150,000. Payment of the cash compensation will accrue and be payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other. As of September 30, 2020 and December 31, 2019, there is $810,528 and $693,862, respectively, of accrued compensation due to Mr. Wong.

During the nine months ended September 30, 2020, the Company granted 187,500 shares of common stock to its CEO for services rendered, for total non-cash expense of $20,625. Since the Company’s common stock is not currently trading shares were issued at the price of shares sold to third parties of $0.11. As of September 30, 2020, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

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

NOTE 6 – COMMON STOCK

Pursuant to the terms of a consulting agreement dated November 1, 2018, the Company granted 74,000 shares of common stock for services. The shares vest equally over twenty-four months. During the nine months ended September 30, 2020, 27,747 shares have vested for total non-cash compensation expense of $3,053. As of September 30, 2020, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

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

Summary of Business

Live Inc. (the “Company,” “our” or “we”) was formed on September 6, 2016 under the laws of the State of California under the name of Taluhu Inc. We changed our name to Live Inc. on October 3, 2016. On September 14, 2020, the Company changed its name to Talguu Inc and redomiciled in Arizona.

For our entertainment broadcasting platform, www.Talguu.com, each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. The content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee or on a gratuity basis. We will receive an agreed percentage of the fees. Apart from our broadcasting (or livecast) platform, we also have developed a job search platform, which matches skilled and unskilled workers and employers. Because of the Covid 19 pandemic, we do not expect its initial launch until Nov of 2021.

For our first job search platform, www.trabahanap.com, we help to bring the employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines during June 2019. This platform is developed and operated by the Company, and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of September 30, 2020, we had over 490,000 users on our trabahanap platform.

Our second job search platform, www.JobDor.com, will be launched on January 1, 2021 for the US market and is similar to Trabahanap in that it is mainly targeting blue collar service workers.

Our third platform is called ManagerSpecial, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that is perishable. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain; we help the buyers purchase good products at a deep discount. Furthermore, the ManagerSpecial also will help sellers promote products during their off-peak hours, in order to better utilize their idle staff and excess operational capacity. It was soft launched in Rhode Island in Oct 2020.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.289-9018. Our websites are www.JobDor.com, www.Talguu.com, www.ManagerSpecial.com, and www.trabahanap.com, which is devoted exclusively to job searches in the Philippines.

Achievements to Date.

As of the date of this filing, we have taken the following steps to implement our business plan:

•	Established a network of experienced database, java scripts, cloud architect and testing programmers;

•	Entered into a marketing agreement with a national TV broadcaster in the Philippines, ABS-CBN, to launch our job search platform, www.Trabahanap.com, in that country;
•	Developed and launched our beta website, www.Talguu.com, in beta form for internal testing;

•	Developed and launched our beta website, www.ManagerSpecial.com in Rhode Island;

•	Developed various online tools associated with our cloud based broadcasting platforms; and

•	Raised a total of $204,000 in private placements.

•	Launched our job search platform in the Philippines, www.trabahanap.com, and as of September 30, 2020, we had over 490,000 users on this site.

On October 31, 2019, the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission (“Commission”) was declared effective by the Commission. The Registration Statement relates to the public offering by the Company of up to 739,645 shares of common stock at an offering price of $3.38 per share. As of Sept 30, 2020, we have not raised any amount.

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

Our Current Operations.

As of September 30, 2020, we have $255,491 in available cash which is allocated towards our operations. Without funds from a debt or equity financing, we will be able to continue our existing operations on a limited basis through June 2021. During this period with our existing funds, we will be able to;

-Continue to meet our reporting obligations under the federal securities laws,

-Continue to develop our entertainment software for Talguu.com,

-Continue to releases new versions of our Trabahanap.com and ManagerSpecial.com,

-Continue to operate our job search website in the Philippines, which was launched in June 2019.

-Continue to increase our exposure of our Trahabanap.com, which has over 490,000 users as of this report,

-Launch ManagerSpecial in January 2021 in those states that have recovered the most from the pandemic,
-Launch our job search site in January 2021 in the US and launch our Talguu entertainment in early 2021.

As of September 30, 2020, the Company has outstanding promissory notes in favor of Mr. Keith Wong, the principal amount totaling $420,500 and accrued interest totaling $132,033. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of September 30, 2020, the Company has accrued $810,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $255,491 as of September 30, 2020 and we will need approximately $1,389,000 in additional funding. The breakdown of the total of these costs is as follows;

Amount ($)	Expenditure
50,000	Costs for being a public entity
100,000	Software programming across 3 platforms
39,000	Cloud Hosting across 3 platforms
200,000	Marketing for Manager Special Platform
400,000	Marketing for Live Cast Platform
600,000	General, administrative and miscellaneous costs,
including rent and officer compensation
$1,389,000	Total

If we are unable to receive this additional funding, the Company will be required to scale back or delay its software development, enhancements, and market expansions. One clear item we can postpone is the entertainment and live cast. It will avoid an expense of $400,000.

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

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

The following table sets forth key components of the results of operations for the three month periods ended September 30, 2020 and 2019, respectively. The discussion following the table addresses these results.

	For the Three Months Ended September 30,
	2020	2019

Operating Expenses:
Officer compensation – related party	$48,542	$74,408
General & administrative expenses	38,047	34,058
Total operating expenses	86,589	108,466

Loss from operations	(86,589)	(108,466)

Other income (expense):
Interest expense	(21,251)	(6,963)
Interest income	90	1,534
Total other expense	(21,161)	(5,429)

Net loss	$(107,750)	$(113,895)

Revenues. For the three months ended September 30, 2020 and September 30, 2019, respectively, we had no revenues from operations.

Operating Expenses. For the three months ended September 30, 2020, we had total operating expenses of $86,589, as compared to total operating expenses of $108,466 for the three months ended September 30, 2019, a decrease of approximately 20.2% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended September 30, 2020 and September 30, 2019, was $48,542 and $74,408, respectively. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement. The decrease of 34.8% in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an additional accrual in the prior period for Mr. Wong’s amended agreement .

General and administrative expenses for the three months ended September 30, 2020 and September 30, 2019 were $38,047 and $34,058, respectively. The 11.7% increase in general and administrative expenses for the current three-month period is due primarily to an increase in professional fees, as well as an increase for consulting and transfer agent fees.

Total Other Expense. For the three months ended September 30, 2020, we incurred interest expense of $21,251, as compared to $6,963 for the three months ended September 30, 2019 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had interest income of $90 for the current three-month period compared with $1,534 for the same period last year. Interest income is derived from funds held in an interest-bearing account, the amount of which was reduced for the current three-month period.

Net Loss. We had a net loss of $107,750 for the three months ended September 30, 2020 compared with a net loss of $113,895 for the three months ended September 30, 2019, a slight decrease of 5.48%. The decrease in our net loss is due to the reasons discussed above.

Results of Operations (Unaudited) for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

The following table sets forth key components of the results of operations for the nine-month periods ended September 30, 2020 and 2019, respectively. The discussion following the table addresses these results.

	For the Nine Months Ended September 30,
	2020	2019

Operating Expenses:
Officer compensation – related party	$137,292	$153,158
General & administrative expenses	128,573	91,687
Total operating expenses	265,865	244,845

Loss from operations	(265,865)	(244,845)

Other income (expense):
Interest expense	(61,139)	(17,057)
Interest income	864	2,886
Total other expense	(60,275)	(14,171)

Net loss	$(326,140)	$(259,016)

Revenues. For the nine months ended September 30, 2020 and September 30, 2019, respectively, we had no revenues from operations.

Operating Expenses. For the three months ended September 30, 2020, we had total operating expenses of $265,865, as compared to total operating expenses of $244,845 for the nine months ended September 30, 2019, an increase of approximately 8.6% from the prior year’s nine month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the nine months ended September 30, 2020 and September 30, 2019, was $137,292 and $153,158, respectively. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement. The decrease of 10.4% in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an additional accrual in the prior period for Mr. Wong’s amended agreement.

General and administrative expenses for the nine months ended September 30, 2020 and September 30, 2019 were $128,573 and $91,687, respectively. The 40.2% increase in general and administrative expenses for the current nine-month period is due primarily to an increase in professional fees, as well as an increase for consulting, computer and internet expense and transfer agent fees.

Total Other Expense. For the nine months ended September 30, 2020, we incurred interest expense of $61,139, as compared to $17,057 for the nine months ended September 30, 2019 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had interest income of $864 for the current nine-month period compared with $2,886 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $326,140 for the nine months ended September 30, 2020 compared with a net loss of $259,016 for the nine months ended September 30, 2019, an increase of 25.9%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(78,764)	$(43,834)

Net cash used in investing activities	$(36,000)	$(30,000)

Net cash provided by financing activities	$-	$220,500

Net cash used in operating activities. We used cash in our operating activities for the nine months ended September 30, 2020 primarily to fund our net loss, offset by accrued compensation to our sole executive officer, accounts payable, accrued interest and stock-based compensation to our sole executive officer. For the nine months ended September 30, 2019, we used cash in our operating activities primarily to fund our net loss, offset by accrued compensation to our sole executive officer and a former officer, accounts payable, accrued interest and stock-based compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the three months ended September 30, 2020 and September 30, 2019, respectively for software development of our various platforms.

Net cash provided by financing activities. We had no cash from financing activities for the nine months ended September 30, 2020 and for the nine months ended September 30, 2019, we had $220,500 in cash from loans from related parties.

Liquidity and Capital Resources

From inception through September 30, 2020, we have received a total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $420,500 which amount is due on demand. As of September 30, 2020, our cash balance is $255,491. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.  As of September 30, 2020, our working capital deficit is $1,140,063 compared with our working capital deficit of $891,385 as of December 31, 2019. The reduction in working capital since last year end is attributable mainly to the operating loss occurred during the nine month period ended September 30, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2020

Live Inc.

/s/ Keith Wong

Keith Wong

Chief Executive Officer and

Chief Financial officer

(Principal Executive, Financial

and Accounting Officer)