Form 10-K
period 2020-12-31
GUURU Corp.
filed 2021-03-31
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2020

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:   333-230070

GUURU Corp. (formerly Live Inc.)
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. No No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No ☐

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,515,000 common shares issued and outstanding as of March 30, 2021.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Live Inc.” in this Annual Report collectively refers to Guuru Corp. (formerly Live Inc.), a California corporation.

Item 1. Business

BUSINESS DESCRIPTION

Our Company Overview

The Company was incorporated under the laws of the State of California on September 6, 2016 under the name Taluhu Inc. The Company’s name was changed to Live Inc. on September 29, 2016 and on September 6, 2020, the Company’s name was changed to Guuru Corp.

On October 2, 2020, the Company formed Talguu Inc., an Arizona corporation, as a wholly owned subsidiary for the purpose of changing the domicile of the Company from California to Arizona. The process involved the filing of respective merger forms in each of Arizona and California. On January 15, 2021, the State of Arizona approved the Statement of Merger whereby the parent entity, Guuru Corp. (formerly Live Inc.), a California corporation, was merged into Talguu Inc. (an Arizona corporation). The filing of the merger instrument in California is pending as of the date of this filing.

Our offices are located at 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258. Our telephone number is 480.289.9018.

We currently have developed and are managing four cloud based platforms:

Talguu.com.

For our entertainment broadcasting platform, www.Talguu.com, each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. The content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee or on a gratuity basis. We will receive an agreed percentage of the fees. Due to the impact of Covid 19, our development progress has slowed. We now plan to launch our first channel on this site in the first quarter of  2022 followed by the remaining channels during the second quarter of 2022. We may further delay the launch of our first, and  all the channels,  subject to available funding.

Trabahanap.com

For our jobs platform, www.trabahanap.com, we help to bring employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines to the public during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2020, we have over 500,000 users and over 3,000 employers on this site. Due to the impact of Covid 19, we have delayed charging employers until the second quarter of 2021.

ManagerSpecial.com

Our third platform, www.ManagerSpecial.com, provides a discount market place for sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain; we help the buyers purchase good products at a deep discount. Due to the impact of Covid 19, we now plan to launch this site in May 2021. Since ManagerSpecial, in part, brings customers to dine-in restaurants, we have to wait until it is safe for the restaurants to open dine-in service.

JobDor.com

Our fourth platform, www.JobDor.com, is a jobs site that is similar to Trabahanap.com. It is designed for the US market. We plan to launch this site together with ManagerSpecial.com in May 2021.

Our Business Model

Our Plan for Fiscal Year 2021.

Our plan of operations for each platform through fiscal year 2021 is as follows:

Talguu.com.  We have completed approximately 50% of the required software to commercially launch this product by the end of our fiscal year 2020. We do not expect to devote a major effort into its development until the third quarter of 2021. We will need approximately $100,000 to complete the project by the end of 2021. The marketing cost will not start until the first quarter of 2022. We will use funds from the Public Offering or from other financings to develop the remaining software and fund our marketing efforts in 2022. If we are unable to obtain new funding in 2021, the development of the platform will be delayed.

Trabahanap.com. As of the date of this filing, we have completed the software development and the platform is fully operational in the Philippines. Our partner in the Philippines is marketing and promoting the platform however, we are expecting some revenue from this platform starting in June 2021. There are the normal engineering and design costs expected in order to improve and maintain the platform.

ManagerSpecial.com. The software development is completed. Due to Covid 19, the initial launch date in 2020 was revised multiple times. We are now planning to launch this platform in June 2021. We are waiting for the restaurants to open up dining room service, as our platform is designed to attract customers for dine-in restaurants. We would need approximately $100,000 to market this platform from June to December 2021.

JobDor.com. The software development is completed. This platform is essentially a replication of our Trabahanap.com platform. We have made it English and made some minor changes to suit the English speaking regions. We plan to launch JobDor.com in May 2021. We would need approximately $50,000 to market this platform from May to December 2021.

 Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $235,378 as of December 31, 2020 and we will need approximately $803,622 in public or private financing for a total of $1,039,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 4 platforms for the next 12 months. The breakdown of these costs is as follows;

Amount ($)	Expenditure
50,000	Costs for being a public entity
200,000	Software programming across 4 platforms
39,000	Cloud Hosting across 4 platforms
150,000	Marketing for ManagerSpecial.com and JobDor.com
600,000	General, administrative and miscellaneous costs,
$1,039,000

In this regard, we have filed a Form S-1 Registration Statement for an offering of our common stock totaling $2.5 million which went effective on October 31, 2019. As of the date of this filing, we have not received any funds from the offering. If we are unable to receive this minimum amount of funding from the offering, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering, our operations will be limited as stated in Our Plan for Fiscal Year 2021 above. We continue to rely on our founder CEO, Mr. Wong, to provide financial support where needed before we can raise new funds. However, we cannot be assured that Mr. Wong will continue to agree to do so.

Description of our Platforms.

Our four platforms are described in greater detail below.

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

Presently, we continue to develop and test our platform’s live cast software which is approximately 50% complete as of December 31, 2020. We plan to bring an initial channel live in the first calendar quarter of 2022. Further, we intend to launch the full platform in the second quarter of 2022. In order to establish and maintain commercial viability, we believe it necessary to recruit over 500,000 users and over 100 content producers. Our plan is to recruit the platform users first. We will use our job search and ManagerSpecial platforms, bloggers and influencers, and ads on the other social media platforms to attract users to our site. Our cost to attract users to our site will be variable and not predictable. If we can create viral events through our bloggers and influencers, it will increase the likelihood that we will reach a commercially viable user base. We will make business adjustments based on the result attained and the funding available, including funding from the Public Offering.

Trabahanap Platform

Our Trabahanap website is a job search platform for the Philippines. We commercially launched the platform during June 2019. As of December 31, 2020, we have over 500,000 users and over 3,000 employers on this site. We do not expect to generate any meaningful revenue until the second quarter of 2021 as many of the employers have been and will be given an introductory free trial period. The platforms will match skilled and unskilled workers with employers. The Philippine website is www.trabahanap.com. This site will be linked to our Talguu.com website. Our Philippines job search site is designed to help the job seekers and employers in industries like retail, warehousing, hospitality, manufacturing, and media among other industries. The positions are generally entry level for both part time and full-time workers. There are no fees for the job seekers, however, employers will pay fees to the Company for downloading resumes and contact info. An employer would sign on as a new user, upload their company’s credentials such as incorporation certificate, corporate ID, and a description of the business. A site administrator will review company information and determine if the submitted material comports with the government records which we obtain online. The new employer then can post their jobs after paying the appropriate fees. Our fees would be competitively set relative to the local market. A job seeker would sign on as a new member, with information like: name, gender, age, email address, phone number, and a description of past job experience and other relevant information. Once approved by an automated email validity check, the new job applicant would be available for prospective employers to contact by email or phone. We are not involved in the actual hiring or vetting processes, which is performed by the employers and job seekers themselves.

The below images illustrate the home page and user login page of our job search platform in the Philippines.

The below images illustrate the search page and the open listing page of our job search platform in the Philippines

Agreement with ABS-CBN

In March 2017, we entered into a Representation Agreement with ABS-CBN corporation, a Philippine company. ABS-CBN is the second largest television station in the Philippines. Under the agreement, we are required to develop a web based and mobile application for job searches, matching employers with prospective employees. Under the Agreement, ABS-CBN was appointed the exclusive agent to advertise, market and promote the job search platform in the Philippines. The agent also is required, at its cost and expense, to develop and implement the brand for the web-site, conceptualize and develop marketing materials for the web-site, organize and sponsor events and promotions for the web-site and efficiently and sufficiently promote the web-site to prospective users.

The term of the agreement is five years terminating on March 31, 2021, however, the agreement is automatically renewed for five successive, five year terms unless terminated by either party. In addition, subject to a six month extension in the first year, we may terminate the agreement during the first and second year, if there are less than 1,000,000 platform users per year during such years. We have chosen not to cancel the agreement even though we did not meet the 1,000,000 users per year requirement. Under the agreement, the agent will receive 60% of the net receipts from the site and the Company receives the remaining 40% of the net receipts (gross receipts after all the relevant sales and expatriation taxes for a foreign company).

ManagerSpecial Platform

Our third website, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories prior to their expiration. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to the impact of Covid 19, we now plan to launch this site in May 2021. ManagerSpecial will also bring customers to dine-in restaurants. We expect to that this feature will be delayed until state and local restrictions are lifted.

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

JobDor.com Platform

Our fourth website, www.JobDor.com, is our second job search site for job opportunities in the United States.  The software development for this site is complete, and is essentially a replication of our Trabahanap.com platform but for the United States. We have incurred limited expenses in completing this project, and we plan to launch JobDor.com in May 2021.

The below images illustrate the home page and user login page of our JobDor.com job search platform.

Our Technology and Equipment

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

Intellectual Property

On November 14, 2018, we filed a utility patent application with the US Patent and Trademark office (Application No. 16190484). The utility patent application is in connection with certain novel claims to facilitate the buying and selling of perishable products and services from a cloud platform. While we have filed a patent application for this process involved in our ManagerSpecial platform, the lack of patent protection will not adversely impact the use of this process or the success of the platform. We cannot predict whether we will be successful in obtaining a patent for this process.

On February 13, 2019, we filed second utility patent application with the US Patent and Trademark office (Application No. 16275182). The utility patent application is in connection with certain novel claims for hosting and pricing live streamed events via an internet cloud based platform. While we have filed a patent application for this process involved in our

www.Talguu.com platform, the lack of patent protection will not adversely impact the use of this process or the success of the platform. We cannot predict whether we will successful in obtaining a patent for this process.

On August 7, 2019, we filed our third patent application with the US Patent and Trademark office (Applicantion No. 16/534,944). This utility patent application is in connection with our ManagerSpecial platform. This new patent added new novel claims for the ManagerSpecial platform business model as compared to our November 14, 2018 patent filing.

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

For our jobs platform in the Philippines, www.Trabahanap.com, we help to bring the employers and job hunters together to fill jobs and find employment in that country. It was commercially introduced in the Philippines during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2020, we have over 500,000 users and over 3,000 employers on this site. Due to the impact of Covid 19, we continue to offer employers free job postings until the third quarter of 2021.  We will begin to see some revenue in the second half of 2021.

For our ManagerSpecial platform, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to Covid 19, we now plan to launch this site in May 2021. We intend to recruit sellers and buyers via direct sales, bloggers and influencers.

For our jobs platform in the United States, www.JobDor.com, which is similar to Trabahanap.com, we help to bring the employers and job hunters together to fill jobs and find employment here in the United States. We plan to launch this site together with ManagerSpecial.com in May 2021. We do not anticipate needing to invest any significant resource in this platform as it is a copy of our Philippine jobs site, Trabahanap.com, which is fully developed and launched.

For our JobDor and ManagerSpecial platform here in the United states, we intend to do joint marketing campaigns as both platforms share the same demographics.

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

For our job search platform in the Philippines, we intend to use our agreement with ABS-CBN TV network in the Philippines mentioned above to drive traffic to our job search platform in the Philippines. ABS-CBN TV network will be responsible for the marketing efforts and expenses. For our job search platform here in the United states, we intend to do joint marketing campaigns with ManagerSpecial.com as both platforms share the same demographics. We will use online ads and blogs to achieve our goal.

We believe that our online bloggers and word of mouth referrals would be key to our success. More importantly, we need repeat buyers. We believe that the buyer’s response should be positive as we help them buy everyday food, products, and services at a deep discount.

We cannot predict whether our strategy for attracting sellers, content providers and users will be successful.

Industry Trends

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

The Company’s business model runs counter to current industry trends by eliminating advertisement based revenue and its necessary by product - annoying ads which intrude on content. Instead, our revenue stream is based on ticket sales, small service fees, and gratuities from site users.

Our Value Proposition

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

Our Competition

We operate in the internet products, services, and content markets and to a lesser extent the TV market, which are highly competitive and characterized by rapid changes, converging technologies, and increasing competition. Our most significant competition for users will come from YouTube and YouTube Red and to a lesser extent social networking sites, such as Facebook and Twitter. Our jobs search platforms will face competition from sites like Linkedin, monster.com and ziprecruiter.com, among others. Our ManagerSpecial.com will face competition to some extent from Groupon.com, among others. However, we believe that our decision not to partake in seller’s revenue is attractive to the seller.

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

Notwithstanding our perceived competitive advantages, we face competitions from companies that are substantially larger, better-financed companies that may develop products superior to our proposed products.  Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

●substantially greater financial, technical and marketing resources;

●larger customer bases;

●better name recognition; and

●potentially more expansive product or channel offerings.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN. Our financial statements as of December 31, 2020 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and net cash used in operating activities, and have expressed substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing and the development of the Company’s contemplated plan of operations, which are uncertain at this time. In addition, we can not predict the impact of COVID 19 on our future operations. Our financial statements do not include adjustments that would result from the outcome of these uncertainties. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.

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

RISKS RELATED TO OUR BUSINESS

LACK OF COMMERCIAL ACCEPTABILITY. We launched our Philippine job search platform, www.Trabahanap.com, in June 2019, and due to the impact of Covid 19, we now intend to launch our ManagerSpecial.com platform in May 2021 and our internet based broadcasting platform, www.Talguu.com, in the first quarter of 2022. To date, for www.JobsDor.com, and www.Managerspecial.com, we have a limited or non-existent user base; for www.Talguu.com we have no content providers and no indications of commercial acceptability. As of December 31, 2020, we have over 500,000 users and over 3,000 employers on our Trahabanap platform. While we believe that our platforms will be commercially received, we cannot predict if our products will be a commercial success.

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

OUR FOUR PLATFORMS COULD FAIL TO ATTRACT OR RETAIN USERS OR GENERATE REVENUE. For our job search platforms, we will need to attract enough employers willing to use our platform in the Philippines and the United States, and, in particular, to pay for our platforms’ use. For our ManagerSpecial platform, we need to convince enough sellers to offer their discounted products to our buyers and our ability to attract enough buyers. For our internet livecasting platform, our success will depend not only on our ability to attract and engage our livecasting users and to monetize these users; we also need to attract and migrate the users from ManagerSpecial to try out livecasting channels. In part, this will depend on our ability to attract independent content providers that produce content that will attract users willing to pay for such content.  We may not be successful in our efforts to generate meaningful revenue from our three platforms over the long term. If we fail to engage users, marketers, or employers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate enough revenue, operating margin, or other value to justify our investments, and our business may fail.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●the popularity, usefulness, ease of use, performance, and reliability of our products and content compared to our competitors' products;

●the size and composition of our user base;

●the engagement of our users with our products and competing products;

●the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

●our ability to monetize our products;

●our customer service and support efforts;

●acquisitions or consolidation within our industry, which may result in more formidable competitors;

●our ability to cost-effectively manage and grow our operations;

●our reputation and brand strength relative to those of our competitors; and

●our management’s ability to manage a start-up enterprise.

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

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN A SIGNIFICANT AMOUNT OF THE OUTSTANDING COMMON STOCK AS OF THE DATE OF THIS FILING AND COULD TAKE ACTIONS DETRIMENTAL TO YOUR INVESTMENT FOR WHICH YOU WOULD HAVE NO REMEDY. Keith Wong, our Chief Executive Officer and sole director, beneficially owns approximately 97% of the outstanding common stock as of the date of this filing. He will continue to have the ability to substantially influence the management, policies, and business operations. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of his shareholdings as well as his management control, such officer and director may cause the company to engage in business combinations without seeking shareholder approval.

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

POTENTIAL DATA BREACHES. If we are successful, our services will generate and process a large quantity of personal data of user, including credit card and other financial information. We face risks inherent in handling large volumes of data and in protecting the security of such data. In particular, we face a number of challenges relating to the user data, including:

•protecting the data in and hosted on our system, including against hacking on our system by outside parties or our employees;

•addressing concerns related to privacy and sharing, safety, security and others;

•complying with applicable laws, rules and regulations relating to the collection, use, disclosure of personal information, including any requests from regulatory and government authorities relating to such data;

•Any systems failure, whether or not caused by us, or security breach or lapse that results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.

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

IF OUR COSTS AND EXPENSES ARE GREATER THAN ANTICIPATED AND WE ARE UNABLE TO RAISE ADDITIONAL WORKING CAPITAL, WE MAY BE UNABLE TO FULLY FUND OUR OPERATIONS AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN. Our currently available working capital will be sufficient to continue our existing operations in a limited basis through December 2021. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities (including funds from our Public Offering), funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

OUR BUSINESS HAS BEEN AND MAY CONTINUE TO BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS INCLUDING THE IMPACT OF COVID 19. Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations. In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and has affected our operations and may continue to negatively impact our operations in the future. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

RISKS RELATED TO OUR COMMON STOCK

SHAREHOLDERS MAY NOT BE ABLE TO LIQUIDATE YOUR INVESTMENT SINCE THERE IS NO ASSURANCE THAT A PUBLIC MARKET WILL DEVELOP FOR OUR COMMON STOCK OR THAT OUR COMMON STOCK WILL EVER BE APPROVED FOR TRADING ON A RECOGNIZED EXCHANGE. There is no established public trading market for our securities. Although we intend to be quoted on the OTC-QB tier of OTC Markets in the future, our shares are not and have not been quoted on any exchange or quotation system. We cannot assure you that a market maker will agree to file the necessary documents with the FINRA, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

SHOULD OUR STOCK BECOME QUOTED ON THE OTC MARKETS, IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET. Companies quoted on the OTC-QB tier of OTC Markets, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC-QB. If we fail to remain current on our reporting requirements, we could be removed from the OTC-QB tier. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC-QB tier, which may have an adverse material effect on our Company.

ONCE PUBLICLY TRADING, THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•that a broker or dealer approve a person’s account for transactions in penny stocks; and

•the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•obtain financial information and investment experience objectives of the person; and

•make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•sets forth the basis on which the broker or dealer made the suitability determination; and

•that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The following factors will add to our common stock price’s volatility:

•actual or anticipated variations in our quarterly operating results;

•announcements by us of acquisitions;

•additions or departures of our key personnel; and.

•sales of our common stock

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

WE ARE NOT A FULLY REPORTING COMPANY UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934, RATHER WE WILL BE SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 15(D) OF THE EXCHANGE ACT WHICH IS LESS RESTRICTIVE ON US AND OUR INSIDERS.  In order for us to become a fully reporting company under Section 12(g) of the Exchange Act, we will have to file a Registration Statement on Form 8-A. If we do not become subject to Section 12 of the Exchange Act, we will be subject to Section 15(d) of the Exchange Act, and as such we will not be required to comply with (i)  the proxy statement requirements which means shareholders may have less notice of pending matters, and (ii) the Williams Act which requires disclosure of persons or groups that acquire 5% of a company’s publicly traded stock and also regulates tender offers.  In addition, our officer, director and 10% stockholder will not be required to submit reports to the SEC on their stock ownership and stock trading activity. These reports include Form 3, 4 and 5. Therefore, as a shareholder, less information and disclosure concerning these matters will be available to you. In addition, if we fail to become a full reporting company under Section 12(g) of the Exchange Act, our periodic reporting obligations may be automatically suspended in our next fiscal year.

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

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON AND PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. Our Articles of Incorporation authorize the issuance of 10,000,000,000 shares of common stock. As of the date of this filing, the Company had 7,515,500 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 9,992,484,500 shares of common stock without shareholder approval. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

 Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 10,000,000,000 shares of Common Stock, of which 7,515,500 are issued and outstanding. As of March 8, 2021, there were 315 holders of record of the Common Stock.

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

None

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●discuss our future expectations;

●contain projections of our future results of operations or of our financial condition; and

●state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Summary of Business

Guuru Corp. (the “Company,” “our” or “we”) was formed on September 6, 2016 under the laws of the State of California under the name of Taluhu Inc. We changed our name to Live Inc. on October 3, 2016 and on September 6, 2020, we changed our name to Guuru Corp.

We currently have developed and are managing four cloud based platforms:

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

For our job search platform in the Philippines, www.trabahanap.com, we help to bring the employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines during June 2019. This platform is developed and operated by the Company, and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2020, we have over 500,000 users and over 3,000 employers on our trabahanap platform.

Our third platform is called ManagerSpecial, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that is perishable. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain; we help the buyers purchase good products at a deep discount. Furthermore, the ManagerSpecial also will help sellers promote products during their off-peak hours, in order to better utilize their idle staff and excess operational capacity. We plan to launch this site in May 2021.

Our fourth platform, www.JobDor.com, is a jobs site that is similar to Trabahanap.com. It is designed for the US market. We plan to launch this site together with ManagerSpecial.com in May 2021.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480 902 3062. Our websites are www.Talguu.com, www.ManagerSpecial.com, www.JobDor.com, and ww.trabahanap.com, which is devoted exclusively to job searches in the Philippines.

RESULTS OF OPERATIONS

Results of Operations (Consolidated) for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 (Audited).

The following table sets forth key components of the results of operations for the years ended December 31, 2020 and 2019, respectively. The discussion following the table addresses these results.

	For the Years Ended December 31,
	2020	2019

Revenue	$-	$-

Operating Expenses:
Officer compensation – related party	194,167	177,500
General and administrative expenses	149,877	133,793
Total operating expenses	344,044	311,293

Loss from operations	(344,044)	(311,293)

Other income (expense):
Interest expense	(83,240)	(40,812)
Interest income	955	3,992
Gain on forgiveness of debt	5,000	-
Total other (expense) income	(77,285)	(36,820)

Net loss	$(421,329)	$(348,113)

Revenues.

For the year ended December 31, 2020 and 2019, we did not have any revenue.

Operating Expenses.

For the year ended December 31, 2020, we had total operating expenses of $344,044, as compared to total operating expenses of $311,293 for the year ended December 31, 2019, an increase of approximately 11% from the prior year period. Operating expenses consists of officer compensation, consulting fees, professional fees and general and administrative expenses.

Officer compensation for the year ended December 31, 2020 was $194,167 (of which $$27,500 consisted of non-cash stock compensation) compared to $177,500 (of which $27,500 consisted of non-cash stock compensation) for the prior year period. Officer compensation relates to monthly compensation expense for our CEO, Mr. Keith Wong under his consulting agreement.

General and administrative expenses for the year ended December 31, 2020 were $149,877 compared with $133,793 for the prior year, an increase of 12% from the prior year. General and administrative expenses include audit, accounting and legal expenses. The increase in professional fees for the current year end period is due auditing and accounting fees in connection with the Company’s initial public offering.

Total operating expenses for the year ended December 31, 2020 were $344,044 compared with $311,293 for the prior year, an increase of $32,751 or 10.5% for the reasons discussed above.

Other Expense. For the year ended December 31, 2020, we incurred interest income of $955 and interest expense of $83,240, as compared to interest income of $3,992 and interest expense of $40,812 for the year ended December 31, 2019. The decrease in interest income in the current period is due to the reduction of cash on hand held in interest bearing accounts. The increase in interest expense in the current period is due to the increase of related party loans which occurred during the current period.

Net Loss. We had a net loss of $421,329 for the year ended December 31, 2020 compared with a net loss of $348,113 for the year ended December 31, 2019 for the reasons discussed above.

Liquidity and Capital Resources

From inception through December 31, 2020, we have received total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $420,500 which amount is due on demand. As of December 31, 3020, our cash balance is $235,378. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2021 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,785,991 as of December 31, 2020, had a net loss of $421,329 and net cash used in operating activities of $86,877 for year ended December 31, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

LIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guuru Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guuru Corp. (formerly Live, Inc.) (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company has an accumulated deficit of $1,785,991 at December 31, 2020, had a net loss of $421,329 and net cash used in operating activities of $86,877 for the year ended December 31, 2020. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey
March 30, 2021

GUURU CORP (formerly Live, Inc.) CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:

Cash	$235,378	$370,255
Prepaid expenses	-	561
Total Current Assets	235,378	370,816

Software development costs	90,000	42,000

Total Assets	$325,378	$412,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$118,254	$76,945
Accrued Interest – related party	154,134	70,894
Note payable – related party	420,500	420,500
Accrued officer compensation – related party	860,528	693,862

Total Liabilities	1,553,416	1,262,201

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,515,500 and 7,400,000 shares issued and outstanding, respectively	803	791
Additional paid-in capital	429,893	417,200
Common stock to be issued	127,307	97,336
Treasury Stock	(50)	(50)
Accumulated deficit	(1,785,991)	(1,364,662)

Total Stockholders’ Deficit	(1,228,038)	(849,385)

Total Liabilities and Stockholders' Deficit	$325,378	$412,816

The accompanying notes are an integral part of these consolidated financial statements.

GUURU CORP (formerly Live, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2020	2019

Revenue	$-	$-

Operating Expenses:
Officer compensation – related party	194,167	177,500
General and administrative expenses	149,877	133,793
Total operating expenses	344,044	311,293

Loss from operations	(344,044)	(311,293)

Other income (expense):
Interest expense	(83,240)	(40,812)
Interest income	955	3,992
Other income	5,000	-
Total other (expense) income	(77,285)	(36,820)

Loss before income taxes	(421,329)	(348,113)

Provision for income taxes	-	-

Net Loss	$(421,329)	$(348,113)

Loss per share, basic and diluted	$(0.06)	$(0.05)

Weighted average shares, basic and diluted	7,504,741	7,400,000

The accompanying notes are an integral part of these consolidated financial statements.

GUURU CORP (formerly Live, Inc.) CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT December 31, 2020
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2018	7,400,000	$791	$417,200	$64,845	$(50)	$(1,016,549)	$(533,763)
Common stock issued for services – related party	-	-	-	27,500	-	-	27,500
Common stock issued for services	-	-	-	4,991	-	-	4,991
Net Loss	-	-	-		-	(348,113)	(348,113)
Balance, December 31, 2019	7,400,000	791	417,200	97,336	(50)	(1,364,662)	(849,385)
Common stock issued for services – related party	-	-	-	27,500	-	-	27,500
Common stock issued for services	115,500	12	12,693	2,471	-	-	15,176
Net Loss	-	-	-		-	(421,329)	(421,329)
Balance, December 31, 2020	7,515,500	$803	$429,893	$127,307	$(50)	$(1,785,991)	$(1,228,038)

The accompanying notes are an integral part of these consolidated financial statements.

GUURU CORP (formerly Live, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31
	2020	2019

Cash flows from operating activities:
Net Loss	$(421,329)	$(348,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	27,500	27,500
Stock based compensation	15,176	4,991
Changes in assets and liabilities:
Prepaid expenses	561	458
Accounts payable	41,309	59,700
Accrued interest – related party	83,240	40,812
Accrued compensation– related party	166,666	150,000

Net cash used in operating activities	(86,877)	(64,652)

Cash flows from investing activities:
Software development cost	(48,000)	(42,000)
Net cash used in investing activities	(48,000)	(42,000)

Cash flows from financing activities:
Proceeds from related party loans	-	220,500

Net cash provided by financing activities	-	220,500

Net increase (decrease) in cash	(134,877)	113,848

Cash, beginning of year	370,255	256,407

Cash, end of year	$235,378	$370,255

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GUURU CORP

(formerly Live, Inc.)

Notes to Consolidated Financial Statements

December 31, 2020

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

The Company was incorporated under the laws of the State of California on September 6, 2016 under the name Taluhu Inc. The Company’s name was changed to Live Inc. on September 29, 2016 and on September 6, 2020, the Company’s name was changed to Guuru Corp.

On October 2, 2020, the Company formed Talguu Inc., an Arizona corporation, as a wholly owned subsidiary for the purpose of changing the domicile of the Company from California to Arizona. The process involved the filing of respective merger forms in each of Arizona and California. On January 15, 2021, the State of Arizona approved the Statement of Merger whereby the parent entity, Guuru Corp (a California corporation, formerly Live Inc, a California corporation), was merged into Talguu Inc. (an Arizona corporation). The filing of the merger instrument in California is pending as of the date of this filing.

We are cloud based business to consumer platform company. Currently, we have ManagerSpecial.com, JobDor.com, Talguu.com, and Trabahanap.com platforms. Only Trabahanap.com is in use by the public. The rest are in the development and testing stages. ManagerSpecial.com enables service providers such as restaurants, hotels, and any goods and services that need to find and offer discounts to buyers to purchase their expiring products. Trabahanap.com is our job search platform for entry level positions in service industries located in the Philippines market. JobDor.com provides a similar service in the United States market. Talguu.com is a broadcasting platform, where the content producers will be assigned their individual channels. The channels would be 100% commercial free. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees.

Our offices are located 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2020 or 2019.

Software development costs

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of December 31, 2020, the Company has $90,000 of capitalized software development costs.

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

Level 1:Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020 and 2019.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are primarily from the sale of services to customers, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s consolidated financial statements for the cumulative impact of applying this new standard.

Revenue from services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•executed contracts with the Company’s customers that it believes are legally enforceable;

•identification of performance obligations in the respective contract;

•determination of the transaction price for each performance obligation in the respective contract;

•allocation the transaction price to each performance obligation; and

•recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied as summarized below:

•Revenue is recognized when the Company performs its obligations under the contracts it has with its customers to deliver services at an agreed upon price and it is generally when those services have been provided.

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

For the years ended December 31, 2020 and 2019, there were no dilutive shares.

Recently issued accounting pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

NOTE 3 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of December 31, 2020 and December 31, 2019, the Company has $90,000 and $42,000, respectively, of capitalized software development costs.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,785,991 as of December 31, 2020, had a net loss of $421,329 and net cash used in operating activities of $86,877 for year ended December 31, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing four cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $235,000 as of December 31, 2020 and we will need approximately $1,352,000 in public or private financing from the sale of our common stock for a total of $1,649,000 in required funds. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

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

NOTE 5 – RELATED PARTY

On July 31, 2017, the Company executed a promissory note with Keith Wong, the Company’s founder, Chief Executive Officer and sole director, for $200,000. The note originally accrued interest at a rate of 10% per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of December 31, 2020, there is $96,202 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2020, there is $43,341 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2020, there is $14,459 of accrued interest on this note.

In addition to the above loans, on September 30, 2019, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2020, there is $133 of accrued interest on this loan.

The Company and Mr. Wong entered into a Consulting Agreement dated September 1, 2016, as amended. The term of the agreement was four years, which expired on October 31, 2020. Mr. Wong’s annual compensation under the agreement as amended was $150,000. Payment of the cash compensation accrued and is payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, Mr. Wong received 1,000,000 shares of common stock which  vested over four years (or monthly at the rate of 20,833 shares per month). The 1,000,000 shares of common stock has fully vested in favor of Mr. Wong. Since the Company’s common stock is not currently trading, the shares were valued at the price of shares sold to third parties, or $0.11. During the years ended December 31, 2020 and 2019, 250,000 shares of common stock per year vested in favor of Mr. Wong under this agreement, valued at $27,500 per year.

Effective September 1, 2020, the parties entered into a new Consulting Agreement. Mr. Wong’s annual compensation is $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of December 31, 2020, 83,332 shares of common stock have vested in favor of Mr. Wong under this agreement, valued at $9,167.

On December 5, 2019, Wonder International Education & Investment Group Corporation, an Arizona corporation (“Wonder”), entered into a consulting agreement with the Company pursuant to which Wonder received 115,500 shares of common stock of the Company in exchange for certain consulting services to be performed by Wonder. As part of that agreement, the Company agreed, at its own expense, to file a Form S-1 registration statement with the Securities and Exchange Commission (“Commission”). Upon effectiveness of the registration statement, the 115,500 shares of common stock presently held by Wonder will be distributed to its shareholders on a ratable basis. Mr. Wong is the majority shareholder of Wonder and will receive 77,000 shares out of the total of 115,500 shares (or 66.67% of the shares) issued under the stated agreement. The stated shares were issued to Wonder on February 4, 2020. On February 11, 2020, the Company filed the referenced Form S-1 registration statement with the Commission, which was declared effective on April 23, 2020 and the shares were distributed to the Wonder shareholders.

Pursuant to the terms of the Wonder consulting agreement dated December 5, 2019, the Company granted 115,500 shares of common stock for services. The shares were valued at $0.11 per share for total non-cash expense of $12,705. The expense is being recognized over the term of the one-year contract.

NOTE 6 – COMMON STOCK

Pursuant to the terms of a consulting agreement dated November 1, 2018, the Company granted 74,000 shares of common stock for services. The shares vest equally over twenty-four months. During the year ended December 31, 2020, 29,803 shares have vested for total non-cash compensation expense of $3,396. As of December 31, 2020, the shares have not yet been issued by the transfer agent and have therefore been credited to common stock to be issued.

Refer to Note 5 for related party equity transactions.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020, the Company has recorded the full valuation allowance of $287,000.

The income tax provision (benefit) consist of the following:

	2020	2019
Federal income tax benefit attributable to:
Current operation	$88,500	$73,100
Less: change in valuation allowance	(88,500)	(73,100)
Net provision for Federal income taxes	-	-

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$375,000	$287,000
Less: valuation allowance	(375,000)	(287,000)
Net deferred tax asset	$-	$-

At December 31, 2020, the Company had operating loss carry forwards of approximately $375,000, respectively, which may be offset against future taxable income from the year 2021 to 2040. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next twelve months.

The Company files income tax returns in the U.S. federal and state jurisdictions, which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2015 (or the tax year ended December 31, 2001 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019.

NOTE 8 - SUBSEQUENT EVENTS

As mentioned above, on January 15, 2021, the State of Arizona approved the Statement of Merger whereby the parent entity, Guuru Corp. (a California corporation) was merged into Talguu Inc. (an Arizona corporation). The filing of the merger instrument in California is pending as of the date of this filing.

Other than as stated in this Note 8, in accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the consolidated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

These control deficiencies to our 2020 or 2019 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2020, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Title

Keith Wong	67	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Norm Klein	71	Vice President Marketing

Mr. Wong has been our Chairman, Chief Executive Officer, Chief Financial Officer and Director since inception (September 6, 2016). Mr. Wong brings over 30 years of experiences in sales, business management, finance, manufacturing and business networks. Prior to 2001, Mr. Wong worked as a hardware and software engineer, sales manager for several technology companies including GE, Computervision, Tektronix, and Coherent. From 2001 until 2013, Mr. Wong was President and CEO of ATC Technology Group, which became EastBridge Investment Group, which later became Cellular Biomedicine Group Inc., a Nasdaq listed company (“CBMG”). From March 5, 2013 to March 4, 2014, Mr. Wong was a director of CBMG. From August 2014 to September 6, 2016, Mr. Wong was a business consultant to mainly start up enterprises. Mr. Wong holds degrees in Bachelor of Science and Master of Science in Electrical Engineering from Rutgers University and Northeastern University, respectively. Mr. Wong has also successfully completed the Advanced Management Program (AMP 2014) for executives from Harvard Business School in 2014. Mr. Wong holds two U.S. utility patents and one U.S. design patent. In considering Mr. Wong's eligibility to serve on the Board, the Board considered his extensive experiences in finance, marketing, sales and operational matters for public and early stage companies.

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

Involvement in Certain Legal Proceedings

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

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

i.acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2020, 2019 and 2018, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares($)	Total ($)
Keith Wong	2018	152,062	27,500	179,562
Chief Executive Officer and	2019	150,000	27,500	175,500
Chief Financial Officer	2020	166,667	27,500	194,167

The Company and Mr. Wong entered into a Consulting Agreement dated September 1, 2016, as amended. The term of the agreement was four years, which expired on October 31, 2020. Mr. Wong’s annual compensation under the agreement as amended was $150,000. Payment of the cash compensation accrued and is payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, Mr. Wong received 1,000,000 shares of common stock which vested over four years (or monthly at the rate of 20,833 shares per month). In addition, the 1,000,000 shares of common stock have fully vested in favor of Mr. Wong. Since the Company’s common stock is not currently trading, the shares were valued at the price of shares sold to third parties, or $0.11. During the years ended December 31, 2020 and 2019, 250,000 shares of common stock per year vested in favor of Mr. Wong under this agreement, valued at $27,500 per year.

Effective September 1, 2020, the parties entered into a new Consulting Agreement. Mr. Wong’s annual compensation is $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of December 31, 2020, 83,332 shares of common stock have vested in favor of Mr. Wong under this agreement, valued at $9,167.

 As of December 31, 2020 and 2019, there is $860,528 and $693,862, of accrued salary, respectively, due to Mr. Wong.

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

Outstanding Equity Awards At Fiscal Year-End

The following table reflects the Outstanding Equity Awards for our named executive officers as of fiscal year ended December 31, 2020. There were no option awards as of such date.

Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Keith Wong	916,668	$100,833	0	0

Except as stated in the Stock Awards Table above, none of our named executive officers exercised any stock options, and no restricted stock awards, if any, held by our named executive officers vested during the annual period ended December 31, 2020. The Company has no activity with respect to these awards.

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

Name	Number of Shares(1)	Percent of Common Stock Outstanding(1)
Officers and Directors
Keith Wong	7,907,192(2)	92%

Norman Klein	85,564(3)	1%

Officers and Directors	7,992,756	93%
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

(2) The amount includes 1,083,332 shares of common stock due Mr. Wong as of December 31, 2020 under his consulting agreement with the Company which shares are unissued.

(3) The amount includes 74,000 shares of common stock due Mr. Klein as of December 31, 2020 under his consulting agreement with the Company which shares are unissued.

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

The Company and Mr. Wong entered into a Consulting Agreement dated September 1, 2016, as amended. The term of the agreement was four years, which expired on October 31, 2020. Mr. Wong’s annual compensation under the agreement as amended was $150,000. Payment of the cash compensation accrued and is payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, Mr. Wong received 1,000,000 shares of common stock which vested over four years (or monthly at the rate of 20,833 shares per month). The 1,000,000 shares of common stock have fully vested in favor of Mr. Wong. Since the Company’s common stock is not currently trading, the shares were valued at the price of shares sold to third parties, or $0.11. During the years ended December 31, 2020 and 2019, 250,000 shares of common stock per year vested in favor of Mr. Wong under this agreement, valued at $27,500 per year.

Effective September 1, 2020, the parties entered into a new Consulting Agreement. Mr. Wong’s annual compensation is $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of December 31, 2020, 83,332 shares of common stock have vested in favor of Mr. Wong under this agreement, valued at $9,166.52.

 As of December 31, 2020 and 2019, there is $860,528 and $693,862, of accrued salary, respectively, due to Mr. Wong.

On July 21, 2019, the Company executed second promissory note with Mr. Wong for $160,000. The note accrues interest at a rate of 4% per quarter and is due on demand. As of December 31, 2020, there is $43,341 of accrued interest on this note.

On August 16, 2019, the Company executed third promissory note with Mr. Wong for $60,000. The note accrues interest at a rate of 4% per quarter and is due on demand. As of December 31, 2020, there is $14,459 of accrued interest on this note.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)Any of our directors or officers;

(B)Any proposed nominee for election as our director;

(C)Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or

(D)Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

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

2020	$26,000	Preger Metis CPAs LLC
2019	$15,000	Preger Metis CPAs LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$0
2019	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2020	$0
2019	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2020	$0
2019	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

3.1	Articles of Incorporation and Certificate of Amendment of the Company.(1)
3.2	By-Laws of the Company.(1)
10.1	Consulting Agreement dated September 1, 2016 by and between Keith Wong and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.2	Consulting Agreement dated September 1, 2016 by and between David Talbot and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.3	Business Purchase Agreement by and between the Company and David Talbot dated October 1, 2018. (1)
10.4	Promissory note dated July 31, 2017 in favor of Mr. Keith Wong.(1)
10.5	Representation Agreement dated March 2017 by and between Live Inc. and ABS-CBN Corporation.(1)
10.6	Consulting Agreement by and between Norman Klein and the Company dated November 1, 2018. (1)
10.7	Letter dated October 15, 2019 from Keith Wong to the Company regarding outstanding loans (2)
10.8	Promissory note dated July 21, 2019 in favor of Mr. Keith Wong.(3)
10.9	Promissory note dated August 16, 2017 in favor of Mr. Keith Wong.(3)
10.10	Consulting Agreement by and between Wonder International Education & Investment Group Corporation and the Company dated December 5, 2019. (3)
10.11	Consulting Agreement dated September 1, 2020 by and between Keith Wong and the Company.*
21	Subsidiaries*
99.1	Form of Subscription Agreement.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith. Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

(1)Filed as an exhibit to the Company’s Form S-1 filed on March 5, 2019.

(2)Filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 filed on October 18, 2019.

(3)Filed as an exhibit to the Company’s Form S-1 filed on February 11, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guuru Corp.

Signature	Title	Date

/s/ Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	March 30, 2021
Keith Wong

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	March 30, 2021
Keith Wong