Form 10-Q
period 2021-03-31
3FORCES INC.
filed 2021-05-17
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:   333-230070

3FORCES INC.

(Exact name of small business issuer as specified in its charter)

Arizona	81-4128534	2750
(State or other jurisdiction of incorporation or organization)		(Primary Standard Industrial Classification Number)

7702 E Doubletree Ranch Road

Unit 300

Scottsdale, Arizona 85258

(Address of principal executive offices)

480-902-3062

(Issuer’s telephone number)

GUURU CORP, a California corporation

(Former name if changed from last report)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,515,000 common shares issued and outstanding as of May 11, 2021.

3FORCES INC.

(formerly GUURU CORP)

QUARTERLY REPORT ON FORM 10-Q

3FORCES INC. (formerly GUURU CORP) BALANCE SHEETS
	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:

Cash	$242,160	$235,378
Total Current Assets	242,160	235,378

Software development costs	102,000	90,000

Total Assets	$344,160	$325,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$118,866	$118,254
Accrued Interest – related party	178,518	154,134
Note payable – related party	460,500	420,500
Accrued officer compensation – related party	910,528	860,528

Total Liabilities	1,668,412	1,553,416

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,515,500 shares issued and outstanding	803	803
Additional paid-in capital	429,893	429,893
Common stock to be issued	134,182	127,307
Treasury Stock	(50)	(50)
Accumulated deficit	(1,889,080)	(1,785,991)

Total Stockholders’ Deficit	(1,324,252)	(1,228,038)

Total Liabilities and Stockholders' Deficit	$344,160	$325,378

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. (formerly GUURU CORP) STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2021	2020

Operating Expenses:
Officer compensation – related party	$50,000	$37,500
General and administrative expenses	28,761	49,544
Total operating expenses	78,761	87,044

Loss from operations	(78,761)	(87,044)

Other income (expense):
Interest expense-related party	(24,384)	(19,455)
Interest income	56	525
Total other expense	(24,328)	(18,930)

Loss before income taxes	(103,089)	(105,974)

Provision for income taxes	-	-

Net Loss	$(103,089)	$(105,974)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares, basic and diluted	7,515,500	7,471,077

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. (formerly GUURU CORP) STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2021 (Unaudited)
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2019	7,400,000	$791	$417,200	$97,336	$(50)	$(1,364,662)	$(849,385)
Common stock issued for services – related party	115,500	12	12,693	5,954	-	-	18,659
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(105,974)	(105,974)
Balance, March 31, 2020	7,515,500	$803	$429,893	$104,307	$(50)	$(1,470,636)	$(935,683)

	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2020	7,515,500	$803	$429,893	$127,307	$(50)	$(1,785,991)	$(1,228,038)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(103,089)	(103,089)
Balance, March 31, 2021	7,515,500	$803	$429,893	$134,182	$(50)	$(1,889,080)	$(1,324,252)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. (formerly GUURU CORP) STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31
	2021	2020

Cash flows from operating activities:
Net Loss	$(103,089)	$(105,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	6,875	18,659
Stock based compensation	-	1,017
Changes in assets and liabilities:
Prepaid expenses	-	(8,046)
Accounts payable	612	6,148
Accrued interest – related party	24,384	19,456
Accrued compensation– related party	50,000	37,500
Net cash used in operating activities	(21,218)	(31,240)

Cash flows from investing activities:
Software development cost	(12,000)	(12,000)
Net cash used in investing activities	(12,000)	(12,000)

Cash flows from financing activities:
Proceeds from related party	40,000	-

Net cash provided by financing activities	40,000	-

Net increase (decrease) in cash	6,782	(43,240)

Cash, beginning of period	235,378	370,255

Cash, end of period	$242,160	$327,015

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

(formerly GUURU CORP)

Notes to Unaudited Financial Statements

March 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

The Company was incorporated under the laws of the State of California on September 6, 2016 under the name Taluhu Inc. The Company’s name was changed to Live Inc. on September 29, 2016, on September 6, 2020, the Company’s name was changed to Guuru Corp. and on April 29, 2021, the Company’s name was changed to 3Forces Inc.

On October 2, 2020, the Company formed Talguu Inc., an Arizona corporation, as a wholly owned subsidiary for the purpose of changing the domicile of the Company from California to Arizona. The process involved the filing of respective merger forms in each of Arizona and California. On January 15, 2021, the State of Arizona approved the Statement of Merger whereby the parent entity, Guuru Corp (a California corporation, formerly Live Inc, a California corporation), was merged into Talguu Inc. (an Arizona corporation). On March 15, 2021, the State of California is approved the merger transaction. As mentioned above, on April 29, 2021, the Company’s name was changed to 3Forces Inc.

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

Our offices are located 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2020.

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

NOTE 3 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of March 31, 2021 and December 31, 2020, the Company has $102,000 and $90,000, respectively, of capitalized software development costs.

NOTE 4 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,889,080 as of March 31, 2021, had a net loss of $103,089 and net cash used in operating activities of $21,218 for three months ended March 31, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will need approximately $800,000 in public or private financing from the sale of our common stock. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

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

NOTE 5 - RELATED PARTY

On July 31, 2017, the Company executed a promissory note with Keith Wong, the Company’s founder, Chief Executive Officer and sole director, for $200,000. The note originally accrued interest at a rate of 10% per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of March 31, 2021, there is $107,849 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2021, there is $51,475 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2021, there is $17,438 of accrued interest on this note.

On February 4, 2021, the Company executed a promissory note with Mr. Wong for $40,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2021, there is $1,598 of accrued interest on this note.

In addition to the above loans, on September 30, 2019, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2021, there is $158 of accrued interest on this loan.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other.

During the three months ended March 31, 2021, the Company granted 62,500 shares of common stock to its CEO for services rendered, for total non-cash expense of $6,875. Since the Company’s common stock is not currently trading shares were issued at the price of shares sold to third parties of $0.11. As of March 31, 2021, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of March 31, 2021 and December 31, 2020, there is $910,528 and $860,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 6 – COMMON STOCK

Refer to Note 5 for related party equity transactions.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements other than the following:

On April 29, 2021, the Company’s name was changed to 3Forces Inc.

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

Summary of Business

The Company was incorporated under the laws of the State of California on September 6, 2016 under the name Taluhu Inc. The Company’s name was changed to Live Inc. on September 29, 2016, on September 6, 2020, the Company’s name was changed to Guuru Corp. and on April 29, 2021, the Company’s name was changed to 3Forces Inc.

On October 2, 2020, the Company formed Talguu Inc., an Arizona corporation, as a wholly owned subsidiary for the purpose of changing the domicile of the Company from California to Arizona. The process involved the filing of respective merger forms in each of Arizona and California. On January 15, 2021, the State of Arizona approved the Statement of Merger whereby the parent entity, Guuru Corp (a California corporation, formerly Live Inc, a California corporation), was merged into Talguu Inc. (an Arizona corporation). On March 15, 2021, the State of California is approved the merger transaction. As mentioned above, on April 29, 2021, the Company’s name was changed to 3Forces Inc.

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

Trabahanap.com. For our jobs platform, www.trabahanap.com, we help to bring employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines to the public during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2020, we have over 500,000 users and over 3,000 employers on this site. Due to the impact of Covid 19, we have delayed charging employers until the second quarter of 2021.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, provides a discount market place for sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at a deep discount. Due to the impact of Covid 19, we now plan to launch this site in June 2021, however, since ManagerSpecial, in part, brings customers to sellers’ premises, our launch may be further delayed until such time as seller locations have unrestricted entry.

JobDor.com. Our fourth platform, www.JobDor.com, is a jobs site that is similar to Trabahanap.com. It is designed for the US market. We plan to launch this site together with ManagerSpecial.com in July 2021.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, www.JobDor.com and www.trabahanap.com.

Achievements to Date.

As of the March 31, 2021, we have taken the following steps to implement our business plan:

•Established a network of experienced database, java scripts, cloud architect and testing programmers;

•Entered into a marketing agreement with a national TV broadcaster in the Philippines, ABS-CBN, to launch our job search platform, www.Trabahanap.com, in that country;

•Developed and launched our beta website, www.Talguu.com;

•Developed and launched our beta website, www.ManagerSpecial.com in Arizona;

•Developed and launched our beta website, www.JobDor.com;

•Developed various online tools associated with our cloud based broadcasting platforms;

•Raised a total of $204,000 in private placements; and

•Developed and launched our job search platform in the Philippines, www.trabahanap.com, and we have over 584,331 users and over 3,000 employers on this site.

On October 31, 2019, the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission (“Commission”) was declared effective by the Commission. The Registration Statement relates to the public offering by the Company of up to 739,645 shares of common stock at an offering price of $3.38 per share. As of the date of this filing, we have not raised any funds from this Offering.

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

Our Current Operations.

As of March 31, 2021, we have $242,160 in available cash which is allocated towards our operations.

As of March 31, 2021, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $460,500 plus accrued interest of $178,518 on such notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of March 30, 2021, the Company has accrued $910,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for Fiscal Year 2021.

Our plan of operations for each platform through fiscal year 2021 is as follows:

Talguu.com.  We have completed approximately 70% of the required software to commercially launch this product by the end of our fiscal year 2020. We do not expect to devote a major effort into its development until the second quarter of 2021. We will need approximately $80,000 to complete the project by the end of 2021. The marketing cost will not start until the first quarter of 2022. We will use funds from the Public Offering or from other financings to develop the remaining software and fund our marketing efforts in 2022. If we are unable to obtain new funding in 2021, the development of the platform will be delayed.

Trabahanap.com. As of the date of this filing, we have completed the software development and the platform is fully operational in the Philippines. Our marketing partner in the Philippines is marketing and promoting the platform, we are expecting some revenue from this platform starting in August 2021. There are the normal engineering and maintenance costs expected in order to improve and maintain the platform.

ManagerSpecial.com. The software development is completed. Due to Covid 19, the initial launch date in 2020 was revised multiple times. We are now planning to launch this platform in June 2021. We are waiting for the restaurants to open up dining room service, as our platform is designed to attract customers for dine-in restaurants. Our initial plan is to market to the restaurants followed by beauty salons. We would need approximately $100,000 to market this platform from June to December 2021.

JobDor.com. The software development is completed. This platform is essentially an English replication of our Trabahanap.com platform in the Philippines. We have made some minor changes to suit the English speaking regions. We plan to launch JobDor.com in June 2021. We would need approximately $50,000 to market this platform from May to December 2021.

 Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $242,160 as of March 31, 2021 and we will need approximately $557,800 in public or private financing for a total of $800,000 in required funds. These amounts exclude amounts due our founder, Mr. Keith Wong discussed above. In addition, Mr. Wong has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 4 platforms for the next 12 months. The breakdown of these costs is as follows;

Amount ($)	Expenditure
50,000	Costs for being a public entity
180,000	Software programming across 4 platforms
20,000	Cloud Hosting across 4 platforms
150,000	Marketing for ManagerSpecial.com and JobDor.com
400,000	General, administrative and miscellaneous costs,
$800,000

In this regard, we have filed a Form S-1 Registration Statement for an offering of our common stock totaling $2.5 million which went effective on October 31, 2019. As of the date of this filing, due to Covid 19 pandemic, we have not received any funds from the offering. If we are unable to receive this minimum amount of funding from the offering, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering, our operations will be limited as stated in Our Plan for Fiscal Year 2021 above. We continue to rely on our founder CEO, Mr. Wong, to provide financial support where needed before we can raise new funds. However, we cannot be assured that Mr. Wong will continue to agree to do so.

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

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

The following table sets forth key components of the results of operations for the three month periods ended March 31, 2021 and 2020, respectively. The discussion following the table addresses these results.

	For the Three Months Ended March 31,
	2021	2020

Operating Expenses:
Officer compensation – related party	$50,000	$37,500
General & administrative expenses	28,761	49,544
Total operating expenses	78,761	87,044

Loss from operations	(78,761)	(87,044)

Other income (expense):
Interest expense	(24,384)	(19,455)
Interest income	56	525
Total other expense	(24,328)	(18,930)

Net loss	$(103,089)	$(105,974)

Revenues. For the three months ended March 31, 2021 and March 31, 2020, respectively, we had no revenues from operations.

Operating Expenses. For the three months ended March 31, 2021, we had total operating expenses of $78,761, as compared to total operating expenses of $87,044 for the three months ended March 31, 2019, a decrease of approximately 9.5% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended March 31, 2021 and March 31, 2019, respectively was $37,500 and $50,000, respectively. The increase of 33.33% in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an increase in monthly compensation to our CEO under a new consulting agreement between the parties. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the three months ended March 31, 2021 and March 31, 2020 were $28,761 and $49,544, respectively. The decrease in general and administrative expenses for the current quarter was due to the timing of certain invoices received by the Company and a decrease in legal fees for the current period.

Total Other Expense. For the three months ended March 31, 2020, we incurred interest expense of $24,384, as compared to $19,455 for the three months ended March 31, 2019 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had interest income of $56 for the current three-month period compared with $525 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $103,089 for the three months ended March 31, 2020 compared with a net loss of $105,974 for the three months ended March 31, 2019, an increase of 24%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(21,218)	$(31,240)

Net cash used in investing activities	$(12,000)	$(12,000)

Net cash provided by financing activities	$40,000	$-

Net cash used in operating activities. We used cash in our operating activities for the three months ended March 31, 2021 primarily to fund our net loss and prepaid expenses, offset by accrued stock-based compensation to our sole executive officer, accrued accounts payable, accrued interest and accrued compensation to our sole executive officer. For the three months ended March 31, 2020, we used cash in our operating activities primarily to fund our net loss, offset by accrued stock-based compensation to our sole executive officer and a former officer, accrued accounts payable, accrued interest and accrued  compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the three months ended March 31, 2021 and March 31, 2020, respectively for software development of our various platforms.

Net cash provided by financing activities. We had $40,000 in loans from our sole officer  for the three months ended March 31, 2021 compared with no financing activities for March 31, 2020, respectively.

Liquidity and Capital Resources

From inception through March 31, 2021, we have received a total of $204,000 in funds from the private placement of our common stock As of March 31, 2021, our cash balance is $242,160. In addition, Mr. Wong, has loaned the Company the sum of $460,500, plus accrued interest of $178,518 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part,  of the outstanding promissory note until the earlier of (i) December 31, 2020 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2021

Live Inc.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and
Chief Financial officer
(Principal Executive, Financial
and Accounting Officer)