Form 10-Q
period 2021-09-30
3FORCES INC.
filed 2021-11-10
CIK 1730732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,515,000 common shares issued and outstanding as of November 10, 2021.

3FORCES INC.

(formerly GUURU CORP)

QUARTERLY REPORT ON FORM 10-Q

3FORCES INC. (formerly GUURU CORP) BALANCE SHEETS
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:

Cash	$230,794	$235,378
Total Current Assets	230,794	235,378

Software development costs	126,000	90,000

Total Assets	$356,794	$325,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,293	$118,254
Accrued Interest – related party	233,250	154,134
Note payable – related party	551,641	420,500
Accrued officer compensation – related party	1,010,528	860,528

Total Liabilities	1,808,712	1,553,416

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,515,500 shares issued and outstanding	803	803
Additional paid-in capital	429,893	429,893
Common stock to be issued	147,932	127,307
Treasury Stock	(50)	(50)
Accumulated deficit	(2,030,496)	(1,785,991)

Total Stockholders’ Deficit	(1,451,918)	(1,228,038)

Total Liabilities and Stockholders' Deficit	$356,794	$325,378

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. (formerly GUURU CORP) STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue, net	$3,048	$-	$3,048	$-

Operating Expenses:
Officer compensation – related party	70,625	48,542	170,625	137,292
General and administrative expenses	11,774	38,047	97,736	128,573
Total operating expenses	82,399	86,589	268,361	265,865

Loss from operations	(79,351)	(86,589)	(265,313)	(265,865)

Other income (expense):
Interest expense	(28,853)	(21,251)	(79,116)	(61,139)
Gain on forgiveness of debt	99,807		99,807
Interest income	43	90	117	864
Total other income (expense)	70,997	(21,161)	20,808	(60,275)

Loss before income taxes	(8,354)	(107,750)	(244,505)	(326,140)

Provision for income taxes	-	-	-	-

Net loss	$(8,354)	$(107,750)	$(244,505)	$(326,140)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares, basic and diluted	7,515,000	7,400,000	7,515,000	7,400,000

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. (formerly GUURU CORP) STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021 (Unaudited)
	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2019	7,400,000	$791	$417,200	$97,336	$(50)	$(1,364,662)	$(849,385)
Common stock issued for services – related party	115,500	12	12,693	5,954	-	-	18,659
Common stock issued for services	-	-	-	1,017	-	-	1,017
Net Loss	-	-	-		-	(105,974)	(105,974)
Balance, March 31, 2020	7,515,500	803	429,893	104,307	(50)	(1,470,636)	(935,683)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,018	-	-	1,018
Net Loss	-	-	-		-	(112,416)	(112,416)
Balance, June 30, 2020	7,515,500	803	429,893	112,200	(50)	(1,583,052)	(1,040,206)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Common stock issued for services	-	-	-	1,018	-	-	1,018
Net Loss	-	-	-		-	(107,750)	(107,750)
Balance, September 30, 2020	7,515,500	$803	$429,893	$120,093	$(50)	$(1,690,802)	$(1,140,063)

	Common Stock		Additional	Common Stock	Treasury	Accumulated
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Total
Balance, December 31, 2020	7,515,500	$803	$429,893	$127,307	$(50)	$(1,785,991)	$(1,228,038)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(103,089)	(103,089)
Balance, March 31, 2021	7,515,500	803	429,893	134,182	(50)	(1,889,080)	(1,324,252)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(133,062)	(133,062)
Balance, June 30, 2021	7,515,500	803	429,893	141,057	(50)	(2,022,142)	(1,450,439)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(8,354)	(8,354)
Balance, September 30, 2021	7,515,500	$803	$429,893	$147,932	$(50)	$(2,030,496)	$(1,451,918)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. (formerly GUURU CORP) STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net Loss	$(244,505)	$(326,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	20,625	32,409
Stock based compensation	-	3,053
Gain on forgiveness of debt	(99,807)	-
Changes in assets and liabilities:
Prepaid expenses	-	(1,694)
Accounts payable	(5,154)	35,802
Accrued interest – related party	79,116	61,139
Accrued compensation– related party	150,000	116,667

Net cash used in operating activities	(99,725)	(78,764)

Cash flows from investing activities:
Software development cost	(36,000)	(36,000)

Net cash used in investing activities	(36,000)	(36,000)

Cash flows from financing activities:
Proceeds from related party	131,141	-

Net cash provided by financing activities	131,141	-

Net decrease in cash	(4,584)	(114,764)

Cash, beginning of period	235,378	370,255

Cash, end of period	$230,794	$255,491

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

We are cloud based business to consumer platform company. Currently, we have ManagerSpecial.com, JobDor.com, Talguu.com, and Trabahanap.com platforms. Only Trabahanap.com currently is in use by the public. The rest are in the development and testing stages. ManagerSpecial.com enables service providers such as restaurants, hotels, and any goods and services that need to find and offer discounts to buyers to purchase their expiring products. Trabahanap.com is our job search platform for entry level positions in service industries located in the Philippines market. JobDor.com provides a similar service in the United States market. Talguu.com is a broadcasting platform, where the content producers will be assigned their individual channels. The channels would be 100% commercial free. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2021 and 2020.

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. We determine the transaction price associated with each deliverable based on the unique contract with the customer, which is considered to be a stand-alone contract that we retain the right to accept or reject. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company is currently recognizing revenue through, Trabahanap.com in the Philippines. We have a join venture agreement with a local marketing company, ABS-CBN, by which they pay the local staff in the Philippines and do the marketing for the Company, in exchange for 60% of the revenue received.

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

NOTE 3 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. As of September 30, 2021 and December 31, 2020, the Company has $126,000 and $90,000, respectively, of capitalized software development costs.

NOTE 4 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,030,496 as of September 30, 2021, had a net loss of $244,505 and net cash used in operating activities of $99,725 for nine months ended September 30, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will need approximately $569,206 in public or private financing from the sale of our common stock. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

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

NOTE 5 - RELATED PARTY

As of September 30, 2021, the Company has six promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

On July 31, 2017, the Company executed a promissory note with Mr. Wong for $200,000. The note originally accrued interest at a rate of 10% (simple) per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of September 30, 2021, there is $132,147 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2021, there is $68,731 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2021, there is $23,756 of accrued interest on this note.

On February 4, 2021, the Company executed a promissory note with Mr. Wong for $40,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2021, there is $4,995 of accrued interest on this note.

On May 27, 2021, the Company executed a promissory note with Mr. Wong for $54,141. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2021, there is $2,916 of accrued interest on this note.

On September 1, 2021, the Company executed a promissory note with Mr. Wong for $37,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2021, there is $493 of accrued interest on this note.

In addition to the above loans, on September 30, 2019, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2021, there is $212 of accrued interest on this loan.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other.

During the nine months ended September 30, 2021, the Company granted 187,500 shares of common stock to its CEO for services rendered under his consulting agreement, for total non-cash expense of $20,625. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.11. As of September 30, 2021, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of September 30, 2021 and December 31, 2020, there is $1,010,528 and $860,528, respectively, of accrued compensation due to Mr. Wong.

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

We currently have developed and are managing four cloud based platforms:

Talguu.com. For our entertainment broadcasting platform, www.Talguu.com, each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. The content will be provided by one or more providers who will produce and deliver the content on one of our channels. The content will be subscribed by individual viewers for a fee or on a gratuity basis. We will receive an agreed percentage of the fees. Due to the impact of Covid 19, our development progress has slowed. We now plan to launch our first channel on this site in the third quarter of 2022 followed by the remaining channels during the second quarter of 2023. We may further delay the launch of all of our channels if we don’t receive additional third party funding.

Trabahanap.com. For our jobs platform, www.trabahanap.com, we help to bring employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines to the public during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of September 30, 2021, we have over 652,744 users and over 3,207 employers on this site. Due to the impact of Covid 19, we only began charging employers at the end of the third quarter of 2021 and we booked $3,048 in revenue for the quarter. We expect this revenue to rise slowly as the pandemic is still hitting the Philippines hard.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, provides a discount market place for sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at a deep discount. Due to the severe impact of Covid 19 on the restaurant industry so far in 2021, we have delayed the launch of this site until the first quarter of 2022, subject to the absence of any new COVID variant affecting the restaurant business.

JobDor.com. Our fourth platform, www.JobDor.com, is a jobs site that is similar to Trabahanap.com. It is designed for the US market. We are postponing the launch until the first quarter of 2022.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, www.JobDor.com and www.trabahanap.com.

Achievements to Date.

As of the September 30, 2021, we have taken the following steps to implement our business plan:

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

•During the current quarter, we began charging employers on our trabahanap site, although revenues for the quarter are minimal;

•On June 1, 2021, we were awarded a new US utility patent for an invention related to streaming.

•On July 9 2021, we have filed for patent protection for this patent in the European Union region.

•On October 12, 2021, we have filed for patent protection for this patent in Japan.

•On October 13, 2021, we were awarded a new US utility patent for certain aspects of our business model related to ManageSpecial.com under patent application number 16,534,944

On October 31, 2019, the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission (“Commission”) was declared effective by the Commission. The Registration Statement relates to the public offering by the Company of up to 739,645 shares of common stock at an offering price of $3.38 per share. As of the date of this filing, we have not raised any funds from this Offering. We plan to begin raising money when the economy resumes to normalcy from the Covid pandemic.

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

Our Current Operations.

As of September 30, 2021, we have $230,794 in available cash which is allocated towards our operations.

As of September 30, 2021, the Company has six outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $551,641 plus accrued interest of $233,250 on such notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2022 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of September 30, 2021, the Company has accrued $1,010,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for Fiscal Year 2021.

Our plan of operations for each platform through fiscal year 2021 is as follows:

Talguu.com.  We have completed approximately 70% of the required software for this platform. Due to the impact of Covid 19, our development progress has slowed We will need approximately $80,000 to complete the project by the third quarter of  2022. We now plan to launch our first channel on this site in the third quarter of 2022 followed by the remaining channels during the second quarter of 2023. We may further delay the launch of all of our channels if we don’t receive additional third party funding. We will use funds from the Public Offering or from other financings to develop the remaining software and fund our marketing efforts in 2022. If we are unable to obtain new funding prior to the second quarter of 2022, the development of the platform will be delayed.

Trabahanap.com. As of the date of this filing, we have completed the software development and the platform is fully operational in the Philippines. Our marketing partner in the Philippines is marketing and promoting the platform, we are expecting revenues to slowly rise beginning from the third quarter of 2021. There are the normal engineering and maintenance costs expected in order to improve and maintain the platform.

ManagerSpecial.com. The software development is completed. Due to Covid 19, we are now planning to launch this platform in the first quarter of 2022. We are waiting for the restaurants to open up dining room service, as our platform is designed to attract customers for dine-in restaurants.

Our initial plan is to market to the restaurants followed by beauty salons. We would need approximately $100,000 to market this platform.

JobDor.com. The software development is completed. This platform is essentially an English replication of our Trabahanap.com platform in the Philippines. We have made some minor changes to suit the English speaking regions. We plan to launch JobDor.com in first quarter of 2022. We would need approximately $50,000 to market this platform.

 Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $230,794 as of September 30, 2021 and we will need approximately $569,206 in public or private financing for a total of $800,000 in required funds. These amounts exclude amounts due our founder, Mr. Keith Wong discussed above. In addition, Mr. Wong has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable savings for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 4 platforms for the next 12 months. The breakdown of these costs is as follows;

Amount ($)	Expenditure
50,000	Costs for being a public entity
180,000	Software programming across 4 platforms
20,000	Cloud Hosting across 4 platforms
150,000	Marketing for ManagerSpecial.com and JobDor.com
400,000	General, administrative and miscellaneous costs,
$ 800,000

In this regard, we have filed a Form S-1 Registration Statement for an offering of our common stock totaling $2.5 million which went effective on October 31, 2019. As of the date of this filing, due to Covid 19 pandemic, we have not received any funds from the offering. We plan to devote more efforts in fund raising beginning in the first and second quarters of 2022. If we are unable to receive this minimum amount of funding from the offering, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering, our operations will be limited as stated in Our Plan for Fiscal Year 2021 above. We continue to rely on our founder CEO, Mr. Wong, to provide financial support where needed before we can raise new funds. However, we cannot be assured that Mr. Wong will continue to agree to do so.

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

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

The following table sets forth key components of the results of operations for the three month periods ended June 30, 2021 and 2020, respectively. The discussion following the table addresses these results.

	For the Three Months Ended September 30,
	2021	2020

Revenue, net	$3,048	$-

Operating Expenses:
Officer compensation – related party	70,625	48,542
General and administrative expenses	11,774	38,047
Total operating expenses	82,399	86,589

Loss from operations	(79,351)	(86,589)

Other income (expense):
Interest expense	(28,853)	(21,251)
Gain on forgiveness of debt	99,807
Interest income	43	90
Total other income (expense)	70,997	(21,161)

Loss before income taxes	(8,354)	(107,750)

Provision for income taxes	-	-

Net loss	$(8,354)	$(107,750)

Revenues. For the three months ended September 30, 2021, we began charging employers on our job search platform in the Philippines and recognized $3,048 in revenues for the quarter. For the quarter ended September 30, 2020, we had no revenues from operations.

Operating Expenses. For the three months ended September 30, 2021, we had total operating expenses of $82,399, as compared to total operating expenses of $86,589 for the three months ended September 30, 2020, a slight decrease of from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended September 30, 2021 and September 30, 2020, respectively was $70,625 and $48,542, respectively. The increase in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an increase in annual compensation, accrued monthly, to our CEO under a new consulting agreement between the parties. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the three months ended September 30, 2021 and September 30, 2020 were $11,774 and $38,047, respectively. The 69% decrease in general and administrative expenses for the current quarter was due to the decrease in consulting expenses. In the prior period, we incurred expenses for consultants whose services were not used in the current period.

Total Other Expense. For the three months ended September 30, 2021, we incurred interest expense of $28,853, as compared to $21,251 for the three months ended September 30, 2020 due principally to an increase in related party loans during the current period. Interest expense results from loans received from our Chief Executive Officer. During the current quarter, we had a gain of $99,807 on the forgiveness of debt related to our VP of Marketing, who has agreed to forgive his cash compensation during the quarter due to a work load reduction in marketing as a result of the Covid pandemic. We did not have a similar event for the same period last year. We had interest income of $43 for the current three-month period compared with $90 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $8,354 for the three months ended September 30, 2021 compared with a net loss of $107,750 for the three months ended September 30, 2020. The increase in our net loss is due to the reasons discussed above.

Results of Operations (Unaudited) for the Nine months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

The following table sets forth key components of the results of operations for the nine month periods ended September 30, 2021 and 2020, respectively. The discussion following the table addresses these results.

	For the Nine months Ended September 30,
	2021	2020
Revenue, net	$3,048	$-

Operating Expenses:
Officer compensation – related party	$170,625	$137,292
General & administrative expenses	97,736	128,573
Total operating expenses	268,361	265,865

Loss from operations	(265,313)	(265,865)
Other income (expense):
Interest expense	(79,116)	(61,139)
Gain on forgiveness of debt	99,807
Interest income	117	864
Total other income (expense)	20,808	(60,275)

Loss before income taxes	(244,505)	(326,140)

Provision for income taxes	-	-

Net loss	$(244,505)	$(326,140)

Revenues. For the nine months ended September 30, 2021, we began charging employers on our job search platform in the Philippines and recognized $3,048 in revenues for the period. For the period ended September 30, 2020, we had no revenues from operations.

Operating Expenses. For the nine months ended September 30, 2021, we had total operating expenses of $268,361, as compared to total operating expenses of $265,865 for the nine months ended September 30, 2020, the reasons for slight increase from the prior year’s nine-month period is discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the nine months ended September 30, 2021 and September 30, 2020, respectively was $170,625 and $137,292, respectively. The increase of 20% in officer compensation due to our Chief Executive Officer, Mr. Keith Wong, was a result of an increase in annual compensation, accrued monthly, to our CEO under a new consulting agreement between the parties. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the nine months ended September 30, 2021 and September 30, 2020 were $97,736 and $128,573, respectively. The 32% decrease in general and administrative expenses for the current period was due to the decrease in consulting expenses. In the prior period, we incurred expenses for consultants whose services were not used in the current period.

Total Other Expense. For the nine months ended September 30, 2021, we incurred interest expense of $79,116, as compared to $61,131 for the nine months ended September 30, 2020 is due principally to an increase in related party loans during the current period. Interest expense results from loans received from our Chief Executive Officer. During the current nine month period, we had a gain of $99,807 on the forgiveness of debt related to our Vice President of Marketing discussed above. We did not have a similar event for the same period last year. We had interest income of $117 for the current nine-month period compared with $864 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $244,505 for the nine months ended September 30, 2021 compared with a net loss of $326,140 for the nine months ended September 30, 2020, a decrease of 25%. The decrease in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(99,725)	(78,764)

Net cash used in investing activities	$(36,000)	(36,000)

Net cash provided by financing activities	$131,141	$-

Net cash used in operating activities. We used cash in our operating activities for the nine months ended September 30, 2021 primarily to fund our net loss, accounts payable and forgiveness of debt, offset by stock-based compensation and accrued compensation to our sole executive officer and accrued interest to our sole executive officer. For the nine months ended September 30, 2020, we used cash in our operating activities primarily to fund our net loss and prepaid expenses, offset by stock-based compensation and accrued compensation to our sole executive officer and a former officer, accounts payable, accrued interest to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the nine months ended September 30, 2021 and September 30, 2020, respectively for software development of our various platforms.

Net cash provided by financing activities. We had $131,141 in loans from our sole officer  for the nine months ended September 30, 2021 compared with no financing activities for September 30, 2020, respectively.

Liquidity and Capital Resources

From inception through September 30, 2021, we have received a total of $204,000 in funds from the private placement of our common stock. As of September 30, 2021, our cash balance is $230,794. In addition, Mr. Wong, has loaned the Company the sum of $551,641, plus accrued interest of $233,250 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2022 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2021

Live Inc.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and
Chief Financial officer
(Principal Executive, Financial
and Accounting Officer)