Form 10-K
period 2021-12-31
3FORCES INC.
filed 2022-03-25
CIK 1730732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2021

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,589,500 common shares issued and outstanding as of March 21, 2022.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “3Forces Inc.” in this Annual Report collectively refers to 3Forces Inc., an Arizona corporation.

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

Our offices are located at 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258. Our telephone number is 480.902.3062.

We currently have developed and are managing four cloud based platforms:

Talguu.com.

Our entertainment broadcasting platform, www.Talguu.com, is dedicated to entertainment, news, learning, and allowing the individual producers to sell tickets of their digital content to our users. The producers are given individual channels for them to market their products. The platform’s content will be provided by one or more producers who will produce and deliver the content to our users by selling tickets. We will receive an agreed percentage of the ticket revenues. Due to the impact of Covid 19, our development progress has been adversely impacted. We now plan to launch our initial “try out” channels in the third quarter of 2022 followed by the remaining channels during the second quarter of 2023. We may further delay the launch and marketing of all of our channels if we do not receive an additional $200,000 in third party funding.

Trabahanap.com

Our jobs platform, www.trabahanap.com, helps bring employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines to the public during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2021, we have over 674,291 users and over 3,392 employers on this site. Due to the impact of Covid 19, we only began charging employers at the end of the third quarter of 2021 and we booked $3,256 in revenue for fiscal year end December 31, 2021. We expect this revenue to rise slowly as the pandemic continues to impact businesses in the Philippines.

ManagerSpecial.com

Our third platform, www.ManagerSpecial.com, provides a discount market place for sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at a deep discount. Due to the severe impact of Covid 19 on the restaurant industry in 2021, we have now delayed the launch of this site until the third quarter of 2022. We will need approximately $100,000 in third party funding to initially market this platform for the second half of 2022 for each city.

JobDor.com

Our fourth platform, www.JobDor.com, is a job site that is similar to Trabahanap.com. It is designed for the US market. We have delayed the launch of this platform until the fourth quarter of 2022.

At this time, we can not predict how the emergence of new Covid variants will impact our four platforms.

Our Business Model

Our Plan for Fiscal Year 2022.

Our plan of operations for each platform through fiscal year 2022 is as follows:

Talguu.com.  We have completed approximately 80% of the required software by the end of our fiscal year 2021. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditure in finishing the software for this platform. The marketing cost will not start until the second quarter of 2022. We will use funds from the Public Offering or from other financings to fund our marketing efforts in 2022. We will need approximately $200,000 in third party marketing cost to initially launch the platform for second half 2022. If we are unable to obtain new funding in 2022, the marketing and launch of the platform will be delayed.

Trabahanap.com. As of the date of this filing, we have completed the software development and the platform is fully operational in the Philippines. Our partner in the Philippines is marketing and promoting the platform, however, we are expecting approximately $10,000 in revenues for 2022.  We do not anticipate significant revenues on this platform until the Covid pandemic is over in the Philippines. We anticipate normal engineering and design costs in order to improve and maintain the platform.

ManagerSpecial.com. The software development is completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times. We are now planning to launch this platform in third quarter of 2022. We are waiting for the restaurants to open up dining room service, as our platform is designed to attract customers for dine-in restaurants. We will need approximately $100,000 to initially market this platform for the second half of 2022 for each city.

JobDor.com. The software development for this platform is completed, which is essentially a replication of our Trabahanap.com site. We plan to launch JobDor.com in the third quarter of 2022. We would need approximately $250,000 to market this platform for the second half of 2022.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $163,289 as of December 31, 2021 and we will need approximately $1,175,711 in public or private financing for a total of $1,339,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 4 platforms for the next 12 months. The breakdown of these costs is as follows:

Amount ($)	Expenditure
50,000	Costs for being a public entity
100,000	Software programming across 4 platforms
39,000	Cloud Hosting across 4 platforms
550,000	Marketing for Talguu.com, ManagerSpecial.com and JobDor.com
600,000	General, administrative and miscellaneous costs,

$1,339,000

In this regard, we have filed a Form S-1 Registration Statement for an offering of our common stock totaling $2.5 million which went effective on October 31, 2019. As of the date of this filing, we have not received any funds from the offering. If we are unable to receive this minimum amount of funding from the offering, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering or other funding, our operations will be limited as stated in Our Plan for Fiscal Year 2022 above. We continue to rely on our founder, Mr. Wong, to provide financial support for our platforms. However, we cannot be assured that Mr. Wong will continue to do so in the future.

Description of our Platforms.

Our four platforms are described in greater detail below.

Talguu Platform

Our Talguu.com website is a livecast platform which provides content developed independently by the producers who produce and deliver content to our platform. Our platform is segregated by channels which focuses on a specific service market, like entertainment personal health care, do-it-yourself topics, business formation, education, entertainment, news, and political talk shows, among others. The topic duration can vary from minutes to hours per day, week or month. The content producer will determine whether the content is available for a fee, on a gratuity basis or for free. If fee based, a registered user can either pay for a ticket before a show starts or watch 15 minutes of content for free before deciding to pay for a ticket. If a ticket is not purchased after 15 minutes, the user will be logged out. Some content producers, however, may allow viewers to watch for free and rely on gratuities instead. In this case, our software will flash a “Please Support Me” button from time to time to entice the viewers to leave a gratuity for the provider. Other providers may provide content for free as preview of a future viewing.

We will negotiate with the content provider for an agreed percentage of the fees which we expect to range between 15% to 25% of the total ticket sales or gratuities collected by the producer. We will work with each producer to schedule air times and determine his revenue method. For a content producer, we provide the delivery facility consisting of the technical infrastructure, data security, scheduling, payment gateway, and eventually in the future, a large user base.

A viewer will subscribe to the Talguu website by creating a user profile which will include payment information and the usual alert settings. Once the user logs in, he can navigate to any channel of his choosing and select a channel for viewing. Our database will go through our collection of users to alert those that have expressed an interest in certain subjects that match that of a certain provider’s content. Our database also can use algorithms to alert users based on their past viewings of upcoming programs of interest.

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

Presently, we continue to develop and test our platform’s live cast software which is approximately 80% complete as of December 31, 2021. Subject to available funding, we plan to start some channels in the third quarter of 2022 and intend to launch the full platform in the first quarter of 2023. In order to establish and maintain commercial viability, we believe it is necessary to recruit over 500,000 users and over 100 content producers. Our cost to attract users to our site will be variable and not predictable. If we can create viral events through our bloggers and influencers, it will increase the likelihood that we will reach a commercially viable user base. We will make business adjustments based on the result attained and the funding available.

Trabahanap Platform

Our Trabahanap website is a job search platform dedicated to the Philippines. We commercially launched the platform in June 2019. As of December 31, 2021, we have over 674,291 users and over 3,392 employers on this site. We do not expect to generate any meaningful revenue until the Covid pandemic has subsided in the Philippines as many of the employers have been and will be given an introductory free trial period. The platforms will match skilled and unskilled workers with employers. The Philippine website is www.trabahanap.com. This site will be linked to our Talguu.com website. Our Philippines job search site is designed to help the job seekers and employers in industries like retail, warehousing, hospitality, manufacturing, and media among other industries. The positions are generally entry level for both part time and full-time workers. There are no fees for the job seekers, however, employers will pay fees to the Company for downloading resumes and contact info. An employer would sign on as a new user, upload their company’s credentials such as incorporation certificate, corporate ID, and a description of the business. A site administrator will review company information and determine if the submitted material comports with the government records which we obtain online. The new employer then can post their jobs after paying the appropriate fees. Our fees would be competitively set relative to the local market. A job seeker would sign on as a new member, with information like: name, gender, age, email address, phone number, and a description of past job experience and other relevant information. Once approved by an automated email validity check, the new job applicant would be available for prospective employers to contact by email or phone. We are not involved in the actual hiring or vetting processes, which is performed by the employers and job seekers themselves.

The below images illustrate the home page and user login page of our job search platform in the Philippines.

The below images illustrate the search page and the open listing page of our job search platform in the Philippines.

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

The term of the agreement is five years terminating on March 31, 2022, however, the agreement is automatically renewed for five successive, five year terms unless terminated by either party. In addition, subject to a six month extension in the first year, we may terminate the agreement during the first and second year, if there are less than 1,000,000 platform users per year during such years. We have chosen not to cancel the agreement even though we did not meet the 1,000,000 users per year requirement. Under the agreement, the agent will receive 60% of the net receipts from the site and the Company receives the remaining 40% of the net receipts (gross receipts after all the relevant sales and expatriation taxes for a foreign company).

ManagerSpecial Platform

Our third website, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers of certain goods and services to interact. Primarily, ManagerSpecial helps connect sellers and buyers of products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories prior to their expiration. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to the impact of Covid 19, we now plan to launch this site in the second half of 2022. ManagerSpecial will also bring customers to dine-in restaurants. We expect that this feature will be delayed until state and local Covid restrictions for restaurants are lifted.

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

JobDor.com Platform

Our fourth website, www.JobDor.com, is our second job search site for job opportunities in the United States.  The software development for this site is complete, and is essentially a replication of our Trabahanap.com platform but for the United States. We have incurred limited expenses in completing this project, and we plan to launch in the third quarter of 2022.

The below images illustrate the home page and user login page of our JobDor.com job search platform.

Our Technology and Equipment

We are cloud based and deploy our proprietary software programs to run in the cloud as well as on our users’ computers and handheld devices. We believe we have minimized the technology risks with respect to the technology needed to run our business because our Chief Executive Officer has a BS and MS degree in Electrical Engineering, is capable of evaluating the necessary programs and methodology to make things happen in the cloud.

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

On February 13, 2019, we filed a utility patent application with the US Patent and Trademark office (Application No. 16275182). The utility patent application is in connection with certain novel claims for hosting and pricing live streamed events via an internet cloud based platform.

On June 1, 2021, we were awarded a new US utility patent, #11025989, for an invention related to streaming related to Application No. 16275182 which was filed on February 13, 2019. On July 9, 2021, we have filed for patent protection for this patent in the European Union and on October 12, 2021, we have filed for patent protection for this patent in Japan.

On October 13, 2021, we were awarded a new US utility patent, #11176569, for certain aspects of our business model related to ManageSpecial.com under patent application number 16,534,944, which was filed on August 07, 2019.

We have entered into non-disclosure, confidentially and intellectual property assignment agreements with all new consultants as a condition of engagement. We also plan to enter into confidentiality and non-disclosure agreements with consultants, suppliers, financial partners and others to attempt to limit access to, use and disclosure of our proprietary information.

Our Growth Strategy and Marketing Efforts

Currently, we continue to develop, test, and refine the software programs for Talguu.com, ManagerSpecial.com, JobDor.com, and Trabahanap.com platforms.

Our livecasting platform, www.Talguu.com, enables the individual producers to create their content and monetize their work in selling tickets to the viewers. We do not insert involuntary ads nor sell user info to generate income. We believe that people are placing more value on their privacy and the time they save in not watching the ads. The content will be consumed by individual viewers for a fee or on a gratuity basis. We will receive a negotiated percentage of the fees. We plan to launch Talguu.com in the third quarter of 2022. Recruiting content providers for livecasting will be much different than recruiting users. We plan on attending conferences and meetings for the various content creator groups which will result in more one on one interactions between us and the providers. We believe a strong motivator will be the favorable income arrangement that we offer, and we will not interfere with the development and delivery of their content. We also allow the creators to set their own prices, subject to our input.

Our jobs platform in the Philippines, www.Trabahanap.com, helps bring the employers and job hunters together to fill jobs and find employment in that country. It was commercially introduced in the Philippines during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2021, we have over 674,291 users and over 3,392 employers on this site. Due to the impact of Covid 19, we continue to offer employers free job postings until the third quarter of 2021.  We began to generate revenue, albeit insignificant, in the second half of 2021. For our job search platform in the Philippines, we intend to use our agreement with ABS-CBN TV network in the Philippines mentioned above to drive traffic to our job search platform in the Philippines. ABS-CBN TV network will be responsible for the marketing efforts and expenses.

Our ManagerSpecial platform, www.ManagerSpecial.com, provides a discount market place for the sellers and buyers to interact. Primarily, ManagerSpecial helps connect sellers and buyers of products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. Sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to the impact of Covid 19, we now plan to launch this platform in the third quarter of 2022. We intend to recruit sellers and buyers via direct sales, bloggers and influencers.

For our JobDor and ManagerSpecial platform here in the United States, we intend to do joint marketing campaigns as both platforms share the same demographics. We will encourage users from Talguu.com to join ManagerSpecial.com, and JobDor.com, and vice versa. We also will use online ads and blogs to achieve our goal with respect to these three platforms. The users from Talguu.com, JobDor.com, and ManagerSpecial.com can login once and be able to migrate from one site to another without logging in again. They share the same login name and password. We believe that our US based platforms would be able to grow faster as the user base will grow off one another. We can share the same users.

We cannot predict whether our strategy for attracting sellers, content providers and users will be successful.

Industry Trends

The social media industry is populated by such big names like, Youtube, Facebook, Twitter, Instagram, and lately TikTok. They companies are wildly successful. They all vie for the same advertising dollar. Industry experts claim that Facebook and Google accounted for about 99 percent of all advertising growth in the third quarter of 2016—54 percent of the pie for Google, 45 percent of it for Facebook, 1 percent for everybody else (See “How Google and Facebook have taken over the Digital Ad Industry” Fortune Magazine January 4, 2017: http://fortune.com/2017/01/04/google-facebook-ad-industry/).

The industry trends are that Facebook and Google will continue to dominate the industry and they will charge more for ads and consumers will be forced to view more irrelevant ads or they would be micro-targeted based on their viewing and spending habits. The Company believes that most of today’s online consumers are fatigued with viewing too many ads per day for internet content.

Management has recognized that, other than the behemoths like Facebook and Google, both of which are diversified and do not rely on live streaming alone, the ad based revenue model of many live streaming focused media providers, like Pandora, Snapchat, Spotify, and others, is inherently flawed in that revenue generation (from advertisers) has not been able to keep pace with the overhead necessary to operate these types of companies in an ad based environment. Most of them rely on a fixed subscription fee for unlimited content (ie songs); it would mean that each subscription can become a loss leader if too many royalty based songs are downloaded. Many of these companies operate on thin gross margins as many allow unlimited streaming for a fixed or no monthly fee, and yet they are obligated to pay royalties based on streaming volume. If their ad revenues ran below their royalties, they would lose money every time a user live streams a content (song).

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

Our Competition

We operate in the internet products, services, and content markets and to a lesser extent the TV market, which are highly competitive and characterized by rapid changes, converging technologies, and increasing competition. Our most significant competition for users will come from YouTube and YouTube Red and to a lesser extent social networking sites, such as Facebook, TikTok, and Twitter. Our jobs search platforms will face competition from sites like Linkedin, monster.com and ziprecruiter.com, among others. Our ManagerSpecial.com will face competition to some extent from Groupon.com, Too Good To Go, among others. However, we believe that ManagerSpecial’s decision not to partake in seller’s revenue is attractive to the seller.

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

To some extent, our granted patents would offer certain protection for our Talguu.com and ManagerSpecial.com sites to ward off some potential copycats. We cannot guarantee that the legal protection offered by these patents would not be breached.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN. Our financial statements as of December 31, 2021 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and net cash used in operating activities, and have expressed substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing and the development of the Company’s contemplated plan of operations, which are uncertain at this time. In addition, we can not predict the impact of COVID 19 on our future operations. Our financial statements do not include adjustments that would result from the outcome of these uncertainties. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY. We were incorporated on September 6, 2016. We have limited financial resources and have not started generating revenues. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

FAILURE TO RAISE ADDITIONAL CAPITAL TO FUND FUTURE OPERATIONS COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.  Reflected on our balance sheet as of December 31, 2022 contained herein, we have total current assets of $259,241 and total current liabilities of $1,952,034. We will require additional financing in order to maintain its corporate existence and to implement its business plans and strategy. The timing and amount of our capital requirements will depend on several factors, including our initial operational results with respect to user acceptance of our three platforms, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

RISKS RELATED TO OUR BUSINESS

LACK OF COMMERCIAL ACCEPTABILITY. We launched our Philippine job search platform, www.Trabahanap.com, in June 2019, and as of December 31, 2022, we have over 674,291 users and over 3,392 employers on our Trahabanap platform. For the US platforms, and due to the impact of Covid 19, we now intend to launch Talguu.com, ManagerSpecial.com, and JobDor.com platforms in the second half of 2022.

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

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN A SIGNIFICANT AMOUNT OF THE OUTSTANDING COMMON STOCK AS OF THE DATE OF THIS FILING AND COULD TAKE ACTIONS DETRIMENTAL TO YOUR INVESTMENT FOR WHICH YOU WOULD HAVE NO REMEDY. Keith Wong, our Chief Executive Officer and sole director, beneficially owns approximately 80% of the outstanding common stock as of the date of this filing. He will continue to have the ability to substantially influence the management, policies, and business operations. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of his shareholdings as well as his management control, such officer and director may cause the company to engage in business combinations without seeking shareholder approval.

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

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON AND PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. Our Articles of Incorporation authorize the issuance of 10,000,000,000 shares of common stock. As of the date of this filing, the Company had 7,589,500 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 9,992,410,500 shares of common stock without shareholder approval. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 10,000,000,000 shares of Common Stock, of which 7,589,500 are issued and outstanding. As of December 31, 2021, there were 318 holders of record of the Common Stock.

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

Item 6. [Reserved]

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

Summary of Business

We were formed on September 6, 2016 under the laws of the State of California under the name Taluhu Inc. We changed our name to Live Inc. on October 3, 2016 and on September 6, 2020, we changed our name to Guuru Corp. As discussed further below, on April 29, 2021, the Company’s name was changed to 3Forces Inc.

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

We currently have developed and are managing four cloud based platforms:

Our livecasting platform, www.Talguu.com, enables the individual producers to create their content and monetize their work in selling tickets to the viewers. We do not insert involuntary ads or selling user info to generate income. We believe that people are putting more value on their privacy and the time they save in not watching the ads. The content will be consumed by individual viewers for a fee or on a gratuity basis. We will receive a negotiated percentage of the fees. We will launch Talguu.com in the second half of 2022.

Our jobs platform in the Philippines, www.Trabahanap.com, connects employers and job hunters to fill jobs and find employment in that country. It was commercially introduced in the Philippines during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2021, we have over 674,291 users and over 3,392 employers on this site. Due to the impact of Covid 19, we continue to offer employers free job postings until the third quarter of 2021.  We will begin to see some revenue in the second half of 2021.

Our ManagerSpecial platform, www.ManagerSpecial.com, provides a discount market place to connect sellers and buyers of certain goods and services. Primarily, ManagerSpecial helps prospective sellers and buyers to buy and sell, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to Covid 19, we now plan to launch this platform in the second half of 2022. We intend to recruit sellers and buyers via direct sales, bloggers and influencers.

Our jobs platform in the United States, www.JobDor.com, which is similar to Trabahanap.com, helps to bring the employers and job hunters together to fill jobs and find employment here in the United States. We plan to launch this site together with

ManagerSpecial.com in the third quarter of 2022. We do not anticipate needing to invest any significant resource in this platform as it is a copy of our Philippine jobs site, Trabahanap.com, which is fully developed and launched.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480 902 3062. Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, www.JobDor.com, and www.trabahanap.com, which is devoted exclusively to job searches in the Philippines.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues.

For the year ended December 31, 2021, we had $3,256 in revenues attributable to our Trabahanap.com platform in the Philippines.  For the year ended December 31, 2020, we did not have any revenue.

Operating Expenses.

For the year ended December 31, 2021, we had total operating expenses of $355,458, as compared to total operating expenses of $344,044 for the year ended December 31, 2020, a slight increase from the prior year period. Operating expenses consists of officer compensation, consulting fees, professional fees and general and administrative expenses.

Officer compensation for the year ended December 31, 2021 was $227,500 (of which $27,500 consisted of non-cash stock compensation) compared to $194,167 (of which $27,500 consisted of non-cash stock compensation) for the prior year period. Officer compensation relates to monthly compensation expense for our CEO, Mr. Keith Wong, under his consulting agreement. Mr. Wong’s salary was increased in September 2020 which resulting in higher officer compensation in the current year.

Software development costs for the year ended December 31, 2021 was $9,600. We expensed software development costs for two of our applications in the current year. In the prior year we capitalized the costs related to the applications under development.

General and administrative expenses for the year ended December 31, 2021 were $118,358 compared with $149,877 for the prior year, a decrease of 21%. General and administrative expenses consist of audit, accounting, consulting  and legal expense. The decrease in the current year primarily due to a decrease in consulting expense. In the prior year we incurred $15,176 of non-cash compensation expense for common stock granted for services. No shares were granted for consulting expense in the current year.

Other Expense.

For the year ended December 31, 2021, we incurred interest income of $132 and interest expense of $111,110, as compared to interest income of $955 and interest expense of $83,240 for the year ended December 31, 2020. The decrease in interest income in the current period is due to the reduction of cash on hand held in interest bearing accounts. The increase in interest expense in the current period is due to the increase of related party loans which occurred during the current period. During the current period, we had a gain on the forgiveness of debt attributable to the salary of our Vice President of Marketing, which was forgiven. We didn’t have a similar event during the prior year end period. In addition, during the current period, we had an unrealized loss from trading in securities of $4,046 attributable shares of stock of a public company that we purchased during the current fiscal period.  We didn’t have a similar event during the prior year end period.

Net Loss. We had a net loss of $367,419 for the year ended December 31, 2021, compared with a net loss of $421,329 for the year ended December 31, 2020 for the reasons discussed above.

Liquidity and Capital Resources

From inception through December 31, 2021, we have received total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $611,641 pursuant to seven promissory notes which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2021 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering. As of December 31, 3021, our cash balance is $163,289.

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

3FORCES INC.

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

3Forces, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 3Forces, Inc. (formerly Guuru Corp.)  (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has an accumulated deficit of $2,153,410 at December 31, 2021, had a net loss of $367,419 and net cash used in operating activities of $124,194 for the year ended December 31, 2021. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey
March 23,2022

3FORCES INC. (formerly known as GUURU CORP) BALANCE SHEETS
	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:

Cash	$163,289	$235,378
Investment in trading securities	95,952	-
Total Current Assets	259,241	235,378

Software development costs, net	124,200	90,000

Total Assets	$383,441	$325,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,621	$118,254
Accrued Interest – related party	265,244	154,134
Note payable – related party	611,641	420,500
Accrued officer compensation – related party	1,060,528	860,528

Total Liabilities	1,952,034	1,553,416

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,589,500 and 7,515,500 shares issued and outstanding, respectively	810	803
Additional paid-in capital	438,026	429,893
Common stock to be issued	146,667	127,307
Treasury Stock	(50)	(50)
Accumulated other comprehensive income	(636)	-
Accumulated deficit	(2,153,410)	(1,785,991)

Total Stockholders’ Deficit	(1,568,593)	(1,228,038)

Total Liabilities and Stockholders' Deficit	$383,441	$325,378

The accompanying notes are an integral part of these financial statements.

3FORCES INC. (formerly known as GUURU CORP) STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	For the Years Ended December 31,
	2021	2020

Revenue, net	$3,256	$-

Operating Expenses:
Officer compensation – related party	227,500	194,167
Software development expense	9,600	-
Amortization expense	4,200	-
General and administrative expenses	114,158	149,877
Total operating expenses	355,458	344,044

Loss from operations	(352,202)	(344,044)

Other income (expense):
Interest expense	(111,110)	(83,240)
Gain on forgiveness of debt	99,807	-
Unrealized loss on trading securities	(4,046)	-
Other income	-	5,000
Interest income	132	955
Total other expense	(15,217)	(77,285)

Loss before income taxes	(367,419)	(421,329)

Provision for income taxes	-	-

Net loss	$(367,419)	$(421,329)

Other comprehensive loss:
Foreign currency translation adjustment	(636)	-
Comprehensive loss	$(368,055)	$(421,329)

Loss per share, basic and diluted	$(0.05)	$(0.06)

Weighted average shares, basic and diluted	7,553,341	7,504,741

The accompanying notes are an integral part of these financial statements.

3FORCES INC. (formerly known as GUURU CORP) STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2019	7,400,000	$791	$417,200	$97,336	$(50)	$(1,364,662)	$-	$(849,385)
Common stock issued for services – related party	-	-	-	27,500	-	-	-	27,500
Common stock issued for services	115,500	12	12,693	2,471	-	-	-	15,176
Net Loss	-	-	-	-	-	(421,329)	-	(421,329)
Balance, December 31, 2020	7,515,500	803	429,893	127,307	(50)	(1,785,991)	-	(1,228,038)
Common stock issued for services – related party	-	-	-	27,500	-	-	-	27,500
Common stock issued for services	74,000	7	8,133	(8,140)	-	-	-	-
Net Loss	-	-	-	-	-	(367,419)	(636)	(368,055)
Balance, December 31, 2021	7,589,500	$810	$438,026	$146,667	$(50)	$(2,153,410)	$(636)	$(1,568,593)

The accompanying notes are an integral part of these financial statements.

3FORCES INC. (formerly known as GUURU CORP) STATEMENTS OF CASH FLOWS
	For the Years December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(367,419)	$(421,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	27,500	27,500
Stock based compensation	-	15,176
Amortization expense	4,200	-
Gain on forgiveness of debt	(99,807)	-
Unrealized loss on trading securities	4,046	-
Changes in assets and liabilities:
Prepaid expenses	-	561
Accounts payable	(3,824)	41,309
Accrued interest – related party	111,110	83,240
Accrued compensation– related party	200,000	166,666

Net cash used in operating activities	(124,194)	(86,877)

Cash flows from investing activities:
Software development cost	(38,400)	(48,000)
Purchase of trading securities	(100,000)	-
Net cash used in investing activities	(138,400)	(48,000)

Cash flows from financing activities:
Proceeds from related party	191,141	-

Net cash provided by financing activities	191,141	-

Effect of exchange rate on cash	(636)	-
Net change in cash	(71,453)	(134,877)
Cash, beginning of year	235,378	370,255

Cash, end of year	$163,289	$235,378

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

3FORCES INC.

(formerly known as GUURU CORP)

Notes to Financial Statements

December 31, 2021

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

We are cloud based business to consumer platform company. Currently, we have ManagerSpecial.com, JobDor.com, Talguu.com, and Trabahanap.com platforms. Only Trabahanap.com currently is in use by the public. The rest are in the development and testing stages. ManagerSpecial.com enables service providers such as restaurants, hotels, and any goods and services that need to find and offer discounts to buyers to purchase their expiring products. Trabahanap.com is our job search platform for entry level positions in service industries located in the Philippines market. JobDor.com provides a similar service in the United States market. Talguu.com is a broadcasting platform, where the content producers will be assigned their individual channels. The channels would be 100% commercial free. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. In this platform, the content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees.

Our offices are located 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of software development costs.  Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2021 or 2020.

Investments

The Company follows ASC subtopic 321-10, Investments-Equity Securities which requires the accounting for an equity security to be measured at fair value with changes in unrealized gains and losses included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

Fair value measurement

The Company’s marketable securities consist of investments in equity securities. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825.

The Company follows GAAP which establishes a fair value hierarchy that prioritizes the valuation techniques and creates the following three broad levels, with Level 1 valuation being the highest priority:

Level 1 valuation inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (e.g., equity securities traded on the New York Stock Exchange).

Level 2 valuation inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted market prices of similar assets or liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active).

Level 3 valuation inputs are unobservable (e.g., an entity’s own data) and should be used to measure fair value to the extent that observable inputs are not available.

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at December 31, 2021 and 2020.

Equity securities are valued at the closing price reported on the active market on which the individual securities are traded that the Company has access to.

Mutual funds are valued at the daily closing price as reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset value (“NAV”) and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

In accordance with the provisions of Fair Value Measurements, the following are the Company’s financial assets measured on a recurring basis presented at fair value.

Description	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$95,952	$95,952	$-	$-

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the year ended December 31, 2021 is included in net income as foreign currency translation adjustments.

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

For the years ended December 31, 2021 and 2020, there were no dilutive shares.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021 and 2020, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,153,410 as of December 31, 2021, had a net loss of $367,419 and net cash used in operating activities of $124,194 for the year ended December 31, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will need approximately $1,339,000 in public or private financing from the sale of our common stock. These funds will enable us to fully develop and market our 3 platforms for the next 12 months.

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

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of December 31, 2021 and 2020, the Company has $124,200, net of amortization of $4,200, and $90,000, respectively, of capitalized software development costs.

NOTE 5 - MARKETABLE SECURITIES

As of December 31, 2021, the Company’s marketable securities were classified as follows:

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Corporate Stocks	$100,000	$-	$(4,046)	$95,952
Total	$100,000	$-	$(4,046)	$95,952

Investment income for the year ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Dividend income	$9.80	$-
Total	$9.80	$-

NOTE 6 - RELATED PARTY

As of December 31, 2021, the Company has seven promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

On July 31, 2017, the Company executed a promissory note with Mr. Wong for $200,000. The note originally accrued interest at a rate of 10% (simple) per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of December 31, 2021, there is $144,431 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $77,880 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $27,107 of accrued interest on this note.

On February 4, 2021, the Company executed a promissory note with Mr. Wong for $40,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $6,794 of accrued interest on this note.

On May 27, 2021, the Company executed a promissory note with Mr. Wong for $54,141. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $5,199 of accrued interest on this note.

On September 1, 2021, the Company executed a promissory note with Mr. Wong for $37,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $1,993 of accrued interest on this note.

On November 1, 2021, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $1,600 of accrued interest on this note.

In addition to the above loans, on September 30, 2019, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $240 of accrued interest on this loan.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other. In this regard, during the year ended December 31, 2021, Mr. Wong earned 250,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.11. As of December 31, 2021, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of December 31, 2021 and 2020, there is $1,060,528 and $860,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 7 – COMMON STOCK

On October 4, 2021, the Company issued 74,000 shares of common stock for services provided in the prior year. The shares had been accounted for and classified as common stock to be issued prior to 2021.

Refer to Note 5 for related party equity transactions.

NOTE 8 – INCOME TAXES

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

The reconciliation of income tax computed at the Federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows:

	Years Ended
	December 31, 2021	December 31, 2020
Federal Taxes (credits) at statutory rates	$(77,000)	$(88,500)
State and local taxes, net of Federal benefit	(18,200)	(20,600)
Change in valuation allowance	95,200	(109,100)
	$-	$-

Components of deferred tax assets are as follows:

	Years Ended
	December 31, 2021	December 31, 2020
Deferred Tax Assets;
Net Operating Loss Carryforwards	$57,900	$33,500
Related party accrual	69,000	40,100
Payroll accrual	275,700	223,700
Total Deferred Tax Assets	402,600	297,300
Valuation Allowance	(402,600)	(297,300)

Net Deferred Tax Assets	$-	$-

The Company has approximately $223,000 net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Arizona.

The Company adopted the provisions of ASC 740. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company has no significant adjustments as a result of the implementation of ASC 740.

NOTE 9– ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

December 31, 2021
Accumulated other comprehensive loss, beginning of period	$-
Change in cumulative translation adjustment	(636)
Accumulated other comprehensive loss, end of period	$(636)

NOTE 10 - SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

These control deficiencies to our 2021 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2021, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Title

Keith Wong	68	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Mr. Wong has been our Chairman, Chief Executive Officer, Chief Financial Officer and Director since inception (September 6, 2016). Mr. Wong brings over 30 years of experiences in sales, business management, finance, manufacturing and business networks. Prior to 2001, Mr. Wong worked as a hardware and software engineer, sales manager for several technology companies including GE, Computervision, Tektronix, and Coherent. From 2001 until 2013, Mr. Wong was President and CEO of ATC Technology Group, which became EastBridge Investment Group, which later became Cellular Biomedicine Group Inc., a Nasdaq listed company (“CBMG”). From March 5, 2013 to March 4, 2014, Mr. Wong was a director of CBMG. From August 2014 to September 6, 2016, Mr. Wong was a business consultant to mainly start up enterprises. Mr. Wong holds degrees in Bachelor of Science and Master of Science in Electrical Engineering from Rutgers University and Northeastern University, respectively. Mr. Wong has also successfully completed the Advanced Management Program (AMP 2014) for executives from Harvard Business School in 2014. Mr. Wong holds four U.S. utility patents and one U.S. design patent. In considering Mr. Wong's eligibility to serve on the Board, the Board considered his extensive experiences in finance, marketing, sales and operational matters for public and early stage companies.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2021, 2020 and 2019, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares($)	Total ($)
Keith Wong	2019	150,000	27,500	175,500
Chief Executive Officer and	2020	166,667	27,500	194,167
Chief Financial Officer	2021	200,000	27,500	227,500

The Company and Mr. Wong entered into a Consulting Agreement dated September 1, 2016, as amended. The term of the agreement was four years, which expired on October 31, 2020. Mr. Wong’s annual compensation under the agreement as amended was $150,000. Payment of the cash compensation accrued and is payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, Mr. Wong received 1,000,000 shares of common stock which vested over four years (or monthly at the rate of 20,833 shares per month). In addition, the 1,000,000 shares of common stock have fully vested in favor of Mr. Wong. Since the Company’s common stock is not currently trading, the shares were valued at the price of shares sold to third parties, or $0.11. During the years ended December 31, 2021 and 2020, 250,000 shares of common stock per year vested in favor of Mr. Wong under this agreement, valued at $27,500 per year.

Effective September 1, 2020, the parties entered into a new Consulting Agreement. Mr. Wong’s annual compensation is $200,000. In addition, he is entitled to receive an additional 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of December 31, 2021, 333,332 shares of common stock have vested in favor of Mr. Wong under this agreement, valued at $36,667.

As of December 31, 2021 and 2020, there is $1,060,528 and $860,528 of accrued salary, respectively, due to Mr. Wong.

The Company also entered into a Consulting Agreement with Norman Klein dated November 1, 2018. Mr. Klein was entitled to receive annual cash compensation of $50,000 and 37,000 shares of common stock per year. Payment of the cash compensation was accrued and payable upon a Nasdaq listing or an acquisition of the Company. The agreement terminated on October 31, 2020. Under mutual agreement, because of the Covid pandemic, Mr. Klein has agreed to forgo the cash compensation in its entirety. The 74,000 shares of common stock still owed to Mr. Klein were issued in October 2021.

Outstanding Equity Awards At Fiscal Year-End

The following table reflects the Outstanding Equity Awards for our named executive officers as of fiscal year ended December 31, 2021. There were no option awards as of such date.

Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Keith Wong	666,668	$73,333	0	0

Except as stated in the Stock Awards Table above, none of our named executive officers exercised any stock options, and no restricted stock awards, if any, held by our named executive officers vested during the annual period ended December 31, 2021. The Company has no activity with respect to these awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Form 10-K, we had 7,589,500 shares of common stock issued and outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of the date of this Form 10-K; of all directors and executive officers of Live Inc. and of our directors and officers as a group. Except as stated herein, the address of the shareholder is the address of the Company.

Name	Number of Shares(1)	Percent of Common Stock Outstanding(1)
Officers and Directors
Keith Wong	7,157,192(2)	80%

Officers and Directors	7,242,756	81%
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

(2)	The amount includes 1,333,332 shares of common stock due Mr. Wong as of December 31, 2021 under his consulting agreements with the Company which shares are unissued.

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

The Company and Mr. Wong entered into a Consulting Agreement dated September 1, 2016, as amended. The term of the agreement was four years, which expired on October 31, 2020. Mr. Wong’s annual compensation under the agreement as amended was $150,000. Payment of the cash compensation accrued and is payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, Mr. Wong received 1,000,000 shares of common stock which vested over four years (or monthly at the rate of 20,833 shares per month). The 1,000,000 shares of common stock have fully vested in favor of Mr. Wong. Since the Company’s common stock is not currently trading, the shares were valued at the price of shares sold to third parties, or $0.11. During the years ended December 31, 2021 and 2020, 250,000 shares of common stock per year vested in favor of Mr. Wong under this agreement, valued at $27,500 per year.

Effective September 1, 2020, the parties entered into a new Consulting Agreement. Mr. Wong’s annual compensation is $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of December 31, 2021, 333,332 shares of common stock have vested in favor of Mr. Wong under this agreement, valued at $36,667.

As of December 31, 2021 and 2020, there is $1,060,528 and $860,528 of accrued salary, respectively, due to Mr. Wong.

As of December 31, 2021, the Company has seven promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described hereinbelow.

On July 31, 2017, the Company executed a promissory note with Mr. Wong for $200,000. The note originally accrued interest at a rate of 10% (simple) per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of December 31, 2021, there is $144,431 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $77,880 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $27,107 of accrued interest on this note.

On February 4, 2021, the Company executed a promissory note with Mr. Wong for $40,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $6,794 of accrued interest on this note.

On May 27, 2021, the Company executed a promissory note with Mr. Wong for $54,141. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $5,199 of accrued interest on this note.

On September 1, 2021, the Company executed a promissory note with Mr. Wong for $37,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $1,993 of accrued interest on this note.

On November 1, 2021, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of December 31, 2021, there is $1,600 of accrued interest on this note.

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

2021	$30,500	Preger Metis CPAs LLC
2020	$26,000	Preger Metis CPAs LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$0
2020	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2021	$0
2020	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2021	$0
2020	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

3.1	Articles of Incorporation and Certificate of Amendment of the Company.(1)
3.2	By-Laws of the Company.(1)
10.1	Consulting Agreement dated September 1, 2016 by and between Keith Wong and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.2	Consulting Agreement dated September 1, 2016 by and between David Talbot and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.3	Business Purchase Agreement by and between the Company and David Talbot dated October 1, 2018. (1)
10.4	Promissory note dated July 31, 2017 in favor of Mr. Keith Wong.(1)
10.5	Representation Agreement dated March 2017 by and between Live Inc. and ABS-CBN Corporation.(1)
10.6	Consulting Agreement by and between Norman Klein and the Company dated November 1, 2018. (1)
10.7	Letter dated October 15, 2019 from Keith Wong to the Company regarding outstanding loans (2)
10.8	Promissory note dated July 21, 2019 in favor of Mr. Keith Wong.(3)
10.9	Promissory note dated August 16, 2017 in favor of Mr. Keith Wong.(3)
10.10	Consulting Agreement by and between Wonder International Education & Investment Group Corporation and the Company dated December 5, 2019. (3)
10.11	Consulting Agreement dated September 1, 2020 by and between Keith Wong and the Company.
10.12	Promissory note dated February 4, 2021 in favor of Mr. Keith Wong.*
10.13	Promissory note dated May 27, 2021 in favor of Mr. Keith Wong.*
10.14	Promissory note dated September 1, 2021 in favor of Mr. Keith Wong.*
10.15	Promissory note dated November 1, 2021 in favor of Mr. Keith Wong.*
99.1	Form of Subscription Agreement.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1) Filed as an exhibit to the Company’s Form S-1 filed on March 5, 2019.

(2) Filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 filed on October 18, 2019.

(3) Filed as an exhibit to the Company’s Form S-1 filed on February 11, 2020.

(4) Filed as an exhibit to the Company’s Form 10-K for the period ended December 31, 2020 filed on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guuru Corp.

Signature	Title	Date

/s/ Keith Wong Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Wong Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	March 25, 2022