Form 10-Q
period 2022-03-31
3FORCES INC.
filed 2022-05-11
CIK 1730732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-230070

3FORCES INC.

(Exact name of small business issuer as specified in its charter)

Arizona	2750	81-4128534
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,589,500 common shares issued and outstanding as of May 11, 2022.

3FORCES INC.

QUARTERLY REPORT ON FORM 10-Q

3FORCES INC. BALANCE SHEETS
	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:

Cash	$121,805	$163,289
Investment in trading securities	104,273	95,952
Total Current Assets	226,078	259,241

Software development costs, net	120,300	124,200

Total Assets	$346,378	$383,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$17,753	$14,621
Accrued Interest – related party	300,319	265,244
Note payable – related party	611,641	611,641
Accrued officer compensation – related party	1,110,528	1,060,528

Total Liabilities	2,040,241	1,952,034

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,589,500 and 7,589,500 shares issued and outstanding, respectively	810	810
Additional paid-in capital	438,026	438,026
Common stock to be issued	153,542	146,667
Treasury Stock	(50)	(50)
Accumulated other comprehensive income	(840)	(636)
Accumulated deficit	(2,285,351)	(2,153,410)

Total Stockholders’ Deficit	(1,693,863)	(1,568,593)

Total Liabilities and Stockholders' Deficit	$346,378	$383,441

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	For the Three Months Ended March 31,
	2022	2021

Revenue, net	$238	$-

Operating Expenses:
Officer compensation – related party	56,875	56,875
Software development expense	9,600	-
Amortization expense	6,300	-
General and administrative expenses	32,655	21,886
Total operating expenses	105,430	78,761

Loss from operations	(105,192)	(78,761)

Other income (expense):
Interest expense	(35,075)	(24,384)
Unrealized gain on trading securities	8,321	-
Interest income	5	56
Total other expense	(26,749)	(24,328)

Loss before income taxes	(131,941)	(103,089)

Provision for income taxes	-	-

Net loss	$(131,941)	$(103,089)

Other comprehensive loss:
Foreign currency translation adjustment	(204)	-
Comprehensive loss	$(132,145)	$(103,089)

Loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares, basic and diluted	7,589,500	7,515,500

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2022 (Unaudited)
	Common Stock		Additional	Common Stock	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Deficit
Balance, December 31, 2020	7,515,500	$803	$429,893	$127,307	$(50)	$(1,785,991)	$(1,228,038)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(103,089)	(103,089)
Balance, March 31, 2021	7,515,500	$803	$429,893	$134,182	$(50)	$(1,889,080)	$(1,324,252)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2021	7,589,500	$810	$438,026	$146,667	$(50)	$(2,153,410)	$(636)	$(1,568,593)
Common stock issued for services – related party	-	-	-	6,875	-	-	-	6,875
Net Loss	-	-	-	-	-	(131,941)	(204)	(132,145)
Balance, March 31, 2022	7,589,500	$810	$438,026	$153,542	$(50)	$(2,285,351)	$(840)	$(1,693,863)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net Loss	$(131,941)	$(103,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	6,875	6,875
Amortization expense	6,300	-
Unrealized gain on trading securities	(8,321)	-
Changes in assets and liabilities:
Accounts payable	3,132	612
Accrued interest – related party	35,075	24,384
Accrued compensation– related party	50,000	50,000
Net cash used in operating activities	(38,880)	(21,218)

Cash flows from investing activities:
Software development cost	(2,400)	(12,000)
Net cash used in investing activities	(2,400)	(12,000)

Cash flows from financing activities:
Proceeds from related party	-	40,000
Net cash provided by financing activities	-	40,000

Effect of exchange rate on cash	(204)	-
Net change in cash	(41,280)	6,782
Cash, beginning of period	163,289	235,378

Cash, end of period	$121,805	$242,160

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

Notes to Unaudited Financial Statements

March 31, 2022

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

We are cloud based business to consumer platform company. Currently, we have ManagerSpecial.com, JobDor.com, Talguu.com, and Trabahanap.com platforms. Only Trabahanap.com currently is in use by the public. The rest are in the development and testing stages. ManagerSpecial.com enables service providers such as restaurants, hotels, and any goods and services that need to find and offer discounts to buyers to purchase their expiring products. Trabahanap.com is our job search platform for entry level positions in service industries located in the Philippines market. JobDor.com provides a similar service in the United States market. Talguu.com is a broadcasting platform, where the content producers will be assigned their individual channels. The channels will be 100% commercial free. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. In this platform, the content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2021.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2022.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at March 31, 2022 and December 31, 2021.

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

Description	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$104,273	$104,273	$-	$-

Description	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$95,952	$95,952	$-	$-

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

The Company is currently recognizing revenue through, Trabahanap.com in the Philippines. We have a joint venture agreement with a local marketing company, ABS-CBN, by which they pay the local staff in the Philippines and do the marketing for the Company, in exchange for 60% of the revenue received.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the three months ended March 31, 2022 and 2021 is included in net income as foreign currency translation adjustments.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,285,351 as of March 31, 2022, had a net loss of $131,941 and net cash used in operating activities of $38,880 for the three months ended March 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $121,805 as of December 31, 2021 and we will need approximately $1,217,195 in financing for a total of $1,339,000 in required funds. If all of these funds are not available from Mr. Keith Wong under our continued loan arrangements, we will seek to raise all or part of the funds through public or private debt or equity financings. These funds will enable us to fully develop and market our 3 platforms for the next 12 months, however, we can not predict our ability to successfully raise such funds.

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

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of March 31, 2022 and December 31, 2021, the Company has $120,300 and $124,200, respectively, net of amortization of $10,500 and $4,200, respectively, of capitalized software development costs.

NOTE 5 - MARKETABLE SECURITIES

As of March 31, 2022 and December 31, 2021, the Company’s marketable securities were classified as follows:

	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:

Corporate Stocks	$100,000	$4,273	$-	$104,273
Total	$100,000	$4,273	$-	$104,273

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:

Corporate Stocks	$100,000	$-	$(4,046)	$95,952
Total	$100,000	$-	$(4,046)	$95,952

NOTE 6 - RELATED PARTY

As of March 31, 2022, the Company has seven promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

On July 31, 2017, the Company executed a promissory note with Mr. Wong for $200,000. The note originally accrued interest at a rate of 10% (simple) per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of March 31, 2022, there is $158,208 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2022, there is $87,395 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2022, there is $30,591 of accrued interest on this note.

On February 4, 2021, the Company executed a promissory note with Mr. Wong for $40,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2022, there is $8,666 of accrued interest on this note.

On May 27, 2021, the Company executed a promissory note with Mr. Wong for $54,141. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2022, there is $7,572 of accrued interest on this note.

On September 1, 2021, the Company executed a promissory note with Mr. Wong for $37,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2022, there is $3,553 of accrued interest on this note.

On November 1, 2021, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2022, there is $4,064 of accrued interest on this note.

In addition to the above loans, on September 30, 2019, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of March 31, 2022, there is $270 of accrued interest on this loan.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other. In this regard, during the year ended December 31, 2021, Mr. Wong earned 250,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. During the three months ended March 31, 2022, Mr. Wong earned 20,833 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $6,875. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.11. As of March 31, 2022, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of March 31, 2022 and December 31, 2021, there is $1,110,528 and $1,060,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 7 – COMMON STOCK

Refer to Note 6 for related party equity transactions.

NOTE 8– ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

March 31, 2022
Accumulated other comprehensive loss, beginning of period	$(636)
Change in cumulative translation adjustment	(204)
Accumulated other comprehensive loss, end of period	$(840)

NOTE 9 - SUBSEQUENT EVENTS

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

Trabahanap.com

Our jobs platform, www.trabahanap.com, helps bring employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines to the public during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of March 31, 2022, we have over 698,216 users and over 3,602 employers on this site. Due to the impact of Covid 19, we only began charging employers at the end of the third quarter of 2021 and we booked $3,256 in revenue for fiscal year end December 31, 2021 and $238 in revenues for the quarter ended March 31, 2022. We expect this revenue to rise slowly as the pandemic continues to impact businesses in the Philippines.

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

Our Current Operations.

As of March 31, 2022, we have $121,805 in available cash which is allocated towards our operations.

As of March 31, 2022, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $611,641 plus accrued interest of $300,319 on such notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of March 31, 2022, the Company has accrued $1,110,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for Fiscal Year 2022.

Our plan of operations for each platform through fiscal year 2022 is as follows:

Talguu.com.  We have completed approximately 80% of the required software by the end of our fiscal year 2021. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditure in finishing the software for this platform. The marketing cost will not start until the third quarter of 2022. We will use funds from third party financings, if any, to fund our marketing efforts in 2022. We will need approximately $200,000 in third party marketing cost to initially launch the platform for second half 2022. If we are unable to obtain new funding in 2022, the marketing and launch of the platform will be delayed.

Trabahanap.com. As of the date of this filing, we have completed the software development and the platform is fully operational in the Philippines. Our partner in the Philippines is marketing and promoting the platform, however, we are expecting approximately $2,000 in revenues for 2022.  We do not anticipate significant revenues on this platform until the Covid pandemic is over in the Philippines. We anticipate normal engineering and design costs in order to improve and maintain the platform.

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

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $121,805 as of March 31, 2022 and we will need approximately $1,217,195 in public or private financing for a total of $1,339,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 4 platforms for the next 12 months. However, if the external funding is not available, Mr. Keith Wong will devote more of his engineering time to the software development and some of the software features would have to be curtailed. The breakdown of these costs is as follows:

Amount ($)	Expenditure
50,000	Costs for being a public entity
100,000	Software programming across 4 platforms
39,000	Cloud Hosting across 4 platforms
550,000	Marketing for Talguu.com, ManagerSpecial.com and JobDor.com
600,000	General, administrative and miscellaneous costs,

$1,339,000

In this regard, we have filed a Form S-1 Registration Statement for an offering of our common stock totaling $2.5 million which went effective on October 31, 2019. As of the date of this filing, partially because of the Covid pandemic, we have not received any funds from the offering. We plan to continue the fund raising effort in 2022 and beyond. If we are unable to receive this minimum amount of funding from the offering, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering or other funding, our operations will be limited as stated in Our Plan for Fiscal Year 2022 above. We continue to rely on our founder, Mr. Wong, to provide financial support for our platforms. However, we cannot be assured that Mr. Wong will continue to do so in the future.

Impact of COVID-19 on Our Business.

The Company continues to execute its business plan and seeks to achieve the results set forth in Our Current Operations above. At the present time, the Company has been affected by the full impact of the COVID-19 virus on its business. Our launch plans for ManagerSpecial and JobDor were delayed numerous times in 2020 and 2021. Our projections on spending, product development and milestone achievements are likely to be further revised as new information is obtained about this pandemic.

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

The following table sets forth key components of the results of operations for the three month periods ended March 31, 2022 and 2021, respectively. The discussion following the table addresses these results.

	For the Three Months Ended March 31,
	2022	2021

Revenue, net	$238	$—

Operating Expenses:
Officer compensation – related party	56,875	56,875
Software development expense	9,600	—
Amortization expense	6,300	—
General and administrative expenses	32,655	21,886
Total operating expenses	105,430	78,761

Loss from operations	(105,192)	(78,761)

Other income (expense):
Interest expense	(35,075)	(24,384)
Unrealized gain on trading securities	8,321	—
Interest income	5	56
Total other expense	(26,749)	(24,328)

Loss before income taxes	(131,941)	(103,089)

Provision for income taxes	—	—

Net loss	$(131,941)	$(103,089)

Revenues.

For the quarter ended March 31, 2022, we had $238 in revenues attributable to our Trabahanap.com platform in the Philippines.  For the year ended March 31, 2021, we did not have any revenue.

Operating Expenses.

For the year ended March 31, 2022, we had total operating expenses of $105,430 as compared to total operating expenses of $78,761 for the three months ended March 31, 2021, an increase of approximately 25% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation, software development expense, amortization expense and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended March 31, 2022 and March 31, 2021, respectively was $56,875 for both periods. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the three months ended March 31, 2022 and March 31, 2021 were $32,655 and $21,886, respectively. The increase in general and administrative expenses for the current quarter was due to an increase of travel expense of approximately $3,500, consulting of $3,050 and $6,300 in software amortization expenses.  In addition, during the current period, we had $9,600 in software development expense payable to third party programmers. We did not have similar charges for the same period last year.

Total Other Expense. For the three months ended March 31, 2022, we incurred interest expense of $35,075, as compared to $24,384 for the three months ended March 31, 2021 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had unrealized gain in trading securities of $8,321 for the current period. We did not have a gain or loss from such activity in the same period last year.  We had interest income of $5 for the current three-month period compared with $56 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $131,941 for the three months ended March 31, 2022 compared with a net loss of $103,089 for the three months ended March 31, 2021. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(38,880)	$(21,218)

Net cash used in investing activities	$(2,400)	$(12,000)

Net cash provided by financing activities	$-	$40,000

Net cash used in operating activities. We used cash in our operating activities for the three months ended March 31, 2022 primarily to fund our net loss and unrealized gains from securities, offset by accrued stock-based compensation to our sole executive officer, accrued accounts payable, accrued interest and accrued compensation to our sole executive officer. For the three months ended March 31, 2021, we used cash in our operating activities primarily to fund our net loss, offset by accrued stock-based compensation to our sole executive officer and a former officer, accrued accounts payable, accrued interest and accrued  compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the three months ended March 31, 2022 and March 31, 2021, respectively for software development of our various platforms.

Net cash provided by financing activities. We had no loans from our sole officer  for the three months ended March 31, 2022 compared with $40,000 in such loans for the three month period ended March 31, 2021, respectively.

Liquidity and Capital Resources

From inception through March 31, 2022, we have received a total of $204,000 in funds from the private placement of our common stock. As of March 31, 2022, our total current assets are $226,078. In addition, Mr. Wong, has loaned the Company the sum of $611,641, plus accrued interest of $300,319 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part,  of the outstanding promissory note until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2022

Live Inc.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and
Chief Financial officer
(Principal Executive, Financial
and Accounting Officer)