Form 10-Q
period 2022-06-30
3FORCES INC.
filed 2022-08-15
CIK 1730732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,589,500 common shares issued and outstanding as of August 15, 2022.

3FORCES INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	4

	Condensed Statements of Operations for the three months and six months periods ended June 30, 2022 and 2021 (unaudited)	5

	Condensed Statements of Changes in Stockholders’ Equity as of and for the three months and six months ended June 30, 2022 and June 30, 2021 (unaudited)	6

	Condensed Statements of Cash Flows for the six months period ended June 30, 2022 and 2021 (unaudited)	7

	Notes to the Condensed Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mining Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

3FORCES INC.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:

Cash	$155,786	$163,289
Investment in trading securities	-	95,952
Total Current Assets	155,786	259,241

Software development costs, net	116,400	124,200

Total Assets	$272,186	$383,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$20,631	$14,621
Accrued interest – related party	336,797	265,244
Note payable – related party	611,641	611,641
Accrued officer compensation – related party	1,160,528	1,060,528

Total Liabilities	2,129,597	1,952,034

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,589,500 and 7,589,500 shares issued and outstanding, respectively	810	810
Additional paid-in capital	438,026	438,026
Common stock to be issued	160,417	146,667
Treasury stock	(50)	(50)
Accumulated other comprehensive income	(2,132)	(636)
Accumulated deficit	(2,454,482)	(2,153,410)

Total Stockholders’ Deficit	(1,857,411)	(1,568,593)

Total Liabilities and Stockholders' Deficit	$272,186	$383,441

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue, net	$2,093	$-	$2,331	$-

Operating Expenses:
Officer compensation – related party	56,875	56,875	113,750	113,750
Software development expense	9,968	-	19,568	-
Amortization expense	6,300	-	12,600	-
General and administrative expenses	40,458	50,326	73,113	72,212
Total operating expenses	113,601	107,201	219,031	185,962

Loss from operations	(111,508)	(107,201)	(216,700)	(185,962)

Other income (expense):
Interest expense – related party	(36,478)	(25,879)	(71,553)	(50,263)
Realized loss on trading securities	(21,160)	-	(12,839)	-
Interest income	15	18	20	74
Total other expense	(57,623)	(25,861)	(84,372)	(50,189)

Loss before income taxes	(169,131)	(133,062)	(301,072)	(236,151)

Provision for income taxes	-	-	-	-

Net loss	$(169,131)	$(133,062)	$(301,072)	$(236,151)

Other comprehensive loss:
Foreign currency translation adjustment	(1,292)	-	(1,496)	-
Comprehensive loss	$(170,423)	$(133,062)	$(302,568)	$(236,151)

Loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares, basic and diluted	7,589,500	7,515,500	7,589,500	7,515,500

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2022

(Unaudited)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Deficit
Balance, December 31, 2020	7,515,500	$803	$429,893	$127,307	$(50)	$(1,785,991)	$(1,228,038)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(103,089)	(103,089)
Balance, March 31, 2021	7,515,500	803	429,893	134,182	(50)	(1,889,080)	(1,324,252)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(133,062)	(133,062)
Balance, June 30, 2021	7,515,500	$803	$429,893	$141,057	$(50)	$(2,022,142)	$(1,450,439)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2021	7,589,500	$810	$438,026	$146,667	$(50)	$(2,153,410)	$(636)	$(1,568,593)
Common stock issued for services – related party	-	-	-	6,875	-	-	-	6,875
Net Loss	-	-	-	-	-	(131,941)	(204)	(132,145)
Balance, March 31, 2022	7,589,500	810	438,026	153,542	(50)	(2,285,351)	(840)	(1,693,863)
Common stock issued for services – related party	-	-	-	6,875	-	-	-	6,875
Net Loss	-	-	-	-	-	(169,131)	(1,292)	(170,423)
Balance, June 30, 2022	7,589,500	$810	$438,026	$160,417	$(50)	$(2,454,482)	$(2,132)	$(1,857,411)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net Loss	$(301,072)	$(236,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	13,750	13,750
Amortization expense	12,600	-
Realized loss on trading securities	12,839	-
Changes in assets and liabilities:
Accounts payable	6,009	(7,226)
Accrued interest – related party	71,554	50,263
Accrued compensation– related party	100,000	100,000
Net cash used in operating activities	(84,320)	(79,364)

Cash flows from investing activities:
Software development cost	(4,800)	(24,000)
Proceeds from sale of trading securities	83,113	-
Net cash used in investing activities	78,313	(24,000)

Cash flows from financing activities:
Proceeds from related party	-	94,141
Net cash provided by financing activities	-	94,141

Effect of exchange rate on cash	(1,496)	-
Net change in cash	(6,007)	(9,223)
Cash, beginning of period	163,289	235,378

Cash, end of period	$155,786	$226,155

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

Notes to Unaudited Financial Statements

June 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Articles of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2021, as filed with the SEC on March 25, 2022.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2022.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at June 30, 2022 and December 31, 2021.

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

Description	June 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$-	$-	$-	$-

Description	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$95,952	$95,952	$-	$-

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•Identification of a contract with a customer;

•Identification of the performance obligations in the contract;

•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when or as the performance obligations are satisfied.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the three and six months ended June 30, 2022 and 2021 is included in net income as foreign currency translation adjustments.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,454,482 as of June 30, 2022, had a net loss of $301,072 and net cash used in operating activities of $84,320 for the six months ended June 30, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud-based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $156,000 as of June 30, 2022, and we will need approximately $1,266,000 in financing for a total of $1,339,000 in required funds. If all of these funds are not available from Mr. Keith Wong under our continued loan arrangements, we will seek to raise all or part of the funds through public or private debt or equity financings. These funds will enable us to fully develop and market our 3 platforms for the next 12 months, however, we can not predict our ability to successfully raise such funds.

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

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of June 30, 2022 and December 31, 2021, the Company has $116,400 and $124,200, respectively, net of amortization of $16,800 and $4,200, respectively, of capitalized software development costs.

NOTE 5 - MARKETABLE SECURITIES

As of June 30, 2022 and December 31, 2021, the Company’s marketable securities were classified as follows:

As of June 30, 2022
	Cost	Gross Unrealized Gains	Gross Realized Losses	Fair Value
Available-for-sale:
Corporate Stocks	$100,000	$-	$(12,839)	$-
Total	$100,000	$-	$(12,839)	$-

As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate Stocks	$100,000	$-	$(4,046)	$95,952
Total	$100,000	$-	$(4,046)	$95,952

NOTE 6 - RELATED PARTY

As of June 30, 2022, the Company has seven promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

On July 31, 2017, the Company executed a promissory note with Mr. Wong for $200,000. The note originally accrued interest at a rate of 10% (simple) per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of June 30, 2022, there is $172,536 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2022, there is $97,291 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2022, there is $34,215 of accrued interest on this note.

On February 4, 2021, the Company executed a promissory note with Mr. Wong for $40,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2022, there is $10,613 of accrued interest on this note.

On May 27, 2021, the Company executed a promissory note with Mr. Wong for $54,141. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2022, there is $10,041 of accrued interest on this note.

On September 1, 2021, the Company executed a promissory note with Mr. Wong for $37,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2022, there is $5,175 of accrued interest on this note.

On November 1, 2021, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2022, there is $6,627 of accrued interest on this note.

In addition to the above loans, on September 30, 2019, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of June 30, 2022, there is $301 of accrued interest on this loan.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other. In this regard, during the year ended December 31, 2021, Mr. Wong earned 250,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. During the six months ended June 30, 2022, Mr. Wong earned 125,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $13,750. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.11. As of June 30, 2022, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of June 30, 2022 and December 31, 2021, there is $1,160,528 and $1,060,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 7 – COMMON STOCK

Refer to Note 6 for related party equity transactions.

NOTE 8– ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

June 30, 2022
Accumulated other comprehensive loss, beginning of period	$(636)
Change in cumulative translation adjustment	(1,496)
Accumulated other comprehensive loss, end of period	$(2,132)

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

We currently have developed and are managing four cloud based platforms:

Talguu.com. Our entertainment broadcasting platform, www.Talguu.com, will be a digital media supermarket for the digital media producers to monetize their work in entertainment, news, education, and other channels that can be offered to the public. We allow the producers to sell tickets of their digital content to our users. The producers are given individual channels for them to market their products. We will receive an agreed percentage of the ticket revenues. Due to the impact of Covid 19, our development progress has been adversely impacted. We now plan to launch our initial “try out” channels in the third and fourth quarters of 2022 followed by more channels in the second half of 2023.

Trabahanap.com. Our jobs platform, www.trabahanap.com, helps bring employers and job hunters together to hire employees and to find jobs. It was commercially launched in the Philippines to the public during June 2019. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of June 31, 2022, we have over 716,796 users and over 3,823 employers on this site. Due to the impact of Covid 19, we only began charging employers at the end of the third quarter of 2021 and we booked $3,256 in revenue for fiscal year end December 31, 2021 and $2,331 in revenues for the six month period ended June 30, 2022. We expect this revenue to rise slowly as the pandemic continues to impact businesses in the Philippines.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, provides a discount market place for sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and any thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at an attractive discount. Due to the severe impact of Covid 19 on the restaurant industry in 2021, we now have delayed the launch of this site until the third quarter of 2023.

JobDor.com. Our fourth platform, www.JobDor.com, is a job site similar to Trabahanap.com. It is designed for the US market. We have delayed the launch of this platform until the third quarter of 2023.

At this time, we can not predict how the emergence of new Covid variants will impact our four platforms.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, www.JobDor.com and www.trabahanap.com.

Our Current Operations.

As of June 30, 2022, we have $155,786 in available cash which is allocated towards our operations.

As of June 30, 2022, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $611,641 plus accrued interest of $336,797 on these notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of June 30, 2022, the Company has accrued $1,160,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for Fiscal Year 2022.

Our plan of operations for each platform through fiscal year 2022 is as follows:

Talguu.com.  We have completed approximately 90% of the required software as of June 30, 2022. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditure in finishing the software for this platform. The marketing cost will not start until the third quarter of 2022. We will use funds from third party financings, if any, to fund our marketing efforts in 2022. We will need approximately $200,000 in marketing cost to initially launch the platform for second half 2022. If we are unable to obtain the required funding, the marketing and launch of the platform will be delayed.

Trabahanap.com. As of the date of this filing, we have completed the software development and the platform is fully operational in the Philippines. Our partner in the Philippines is marketing and promoting the platform, however, we are expecting approximately $3,500 in revenues for 2022.  We do not anticipate significant revenues on this platform until the Covid pandemic is over in the Philippines. We anticipate normal engineering and design costs in order to improve and maintain the platform.

ManagerSpecial.com. The software development is completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times. We are now planning to launch this platform in third quarter of 2023. We will need approximately $100,000 in third party fund per city to market this platform which is anticipated for the second half of 2023.

JobDor.com. The software development for this platform is completed, which is essentially a replication of our Trabahanap.com site. We plan to launch JobDor.com in the third quarter of 2023. We would need approximately $250,000 in third party financing to market this platform for the second half of 2023.

If we are unable to obtain the required third party funding as stated above, the launch of the various platforms refenced above will be delayed.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $156,000 as of June 30, 2022 and we will need approximately $824,000 in third party financing for a total of $980,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 4 platforms for the next 12 months. However, if the external funding is not available, Mr. Keith Wong will devote more of his engineering time to the software development and some of the software features would have to be curtailed. The breakdown of these costs is as follows:

Amount ($)	Expenditure
50,000	Costs for being a public entity
100,000	Software programming across 4 platforms
30,000	Cloud Hosting across 4 platforms
350,000	Marketing for Talguu.com, ManagerSpecial.com and JobDor.com
450,000	General, administrative and miscellaneous costs,

$980,000

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

Impact of COVID-19 on Our Business.

The Company continues to execute its business plan and seeks to achieve the results set forth in Our Current Operations above. At the present time, the Company has been affected by the full impact of the COVID-19 virus on its business. Our launch plans for ManagerSpecial and JobDor were delayed numerous times from 2020 through 2022. Our projections on spending, product development and milestone achievements are likely to be further revised as new information is obtained about this pandemic.

RESULTS OF OPERATIONS

The following table sets forth key components of the results of operations for the three and six month periods ended June 30, 2022 and 2021, respectively. The discussion following the table addresses these results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$2,093	$—	$2,331	$—

Operating Expenses:
Officer compensation – related party	56,875	56,875	113,750	113,750
Software development expense	9,968	—	19,568	—
Amortization expense	6,300	—	12,600	—
General and administrative expenses	40,458	50,326	73,113	72,212
Total operating expenses	113,601	107,201	219,031	185,962

Loss from operations	(111,508)	(107,201)	(216,700)	(185,962)

Other income (expense):
Interest expense-related party	(36,478)	(25,879)	(71,553)	(50,263)
Realized loss on trading securities	(21,160)	—	(12,839)	—
Interest income	15	18	20	74
Total other expense	(57,623)	(25,861)	(84,372)	(50,189)

Loss before income taxes	(169,131)	(133,062)	(301,072)	(236,151)

Provision for income taxes	—	—	—	—

Net loss	$(169,131)	$(133,062)	$(301,072)	$(236,151)

Results of Operations (Unaudited) for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2022.

Revenues. For the three months ended June 30, 2022, we had $2,093 in revenues attributable to our Trabahanap.com platform in the Philippines.  For the year ended June 30, 2021, we did not have any revenue from any of our platforms.

Operating Expenses. For the three months ended June 30, 2021, we had total operating expenses of $111,508, as compared to total operating expenses of $107,201 for the three months ended June 30, 2021, an increase of approximately 4% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended June 30, 2022 and June 30, 2021, respectively was $56,875 for both periods. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the three months ended June 30, 2022 and June 30, 2021 were $40,458 and $50,326, respectively. The 20% decrease in general and administrative expenses for the current quarter was due mainly to the timing of legal fees.

Total Other Income (Expense). For the three months ended June 30, 2022, we incurred interest expense of $36,478, as compared to $25,879 for the three months ended June 30, 2021 due to an increase in related party loans during the current period. Interest expense results from loans from our Chief Executive Officer. In addition, during the current three month period, we had a a realized loss in trading securities of $21,160. We did not have similar entries for the same period last year.  The losses for the current period result from a decrease in the market value of securities purchased in October 2021 which were sold during the current three month period. We also had interest income of $15 for the current three-month period compared with $18 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $169,131 for the three months ended June 30, 2022 compared with a net loss of $133,062 for the three months ended June 30, 2021, an increase of 27%. The increase in our net loss is due to the reasons discussed above.

Results of Operations (Unaudited) for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues. For the six months ended June 30, 2022, we had $2,331 in revenues attributable to our Trabahanap.com platform in the Philippines.  For the six months ended June 30, 2021, we did not have any revenue from any of our platforms.

Operating Expenses. For the six months ended June 30, 2022, we had total operating expenses of $216,700, as compared to total operating expenses of $185,962 for the six months ended June 30, 2021, an increase of approximately 14% from the prior year’s six-month period for the reasons discussed below. Operating expenses consists of officer compensation and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the six months ended June 30, 2022 and June 30, 2021, respectively was $113,750 for both periods. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the six months ended June 30, 2022 and June 30, 2021 were $73,113 and $72,212, respectively. The sight increase in general and administrative expenses for the current period was due mainly to the timing of legal fees.

Total Other Expense. For the six months ended June 30, 2022, we incurred interest expense of $71,553, as compared to $50,263 for the six months ended June 30, 2020 is due principally to an increase in related party loans during the current period. Interest expense results from loans from our Chief Executive Officer. In addition, during the current six month period, we had a realized loss in trading securities of $12,839. We did not have similar entries for the same period last year.  The respective gain and loss result for the current period from the increase and decrease, as applicable, in the market value of securities purchased in October 2021 which were sold during the current six month period. We had interest income of $20 for the current six-month period compared with $74 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $301,072 for the six months ended June 30, 2022 compared with a net loss of $236,151 for the six months ended June 30, 2021, an increase of 27%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Three Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(84,320)	(79,364)

Net cash used in investing activities	$78,313	(24,000)

Net cash provided by financing activities	$-	$94,141

Net cash used in operating activities. We used cash in our operating activities for the six months ended June 30, 2022 primarily to fund our net loss, offset by accrued stock-based compensation to our sole executive officer, accrued accounts payable, realized loss on securities, accrued interest and accrued compensation to our sole executive officer. For the six months ended June 30, 2021, we used cash in our operating activities primarily to fund our net loss and change in accounts payable, offset by accrued stock-based compensation to our sole executive officer, accrued accounts payable, accrued interest and accrued  compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the six months ended June 30, 2022 and June 30, 2021, respectively for software development of our various platforms. During the current six month period, we received $83,113 in cash from the sale of trading securities.

Net cash provided by financing activities. We had no financing activities for the for the six months ended June 30, 2022 compared with $94,141 in loans from our sole officer for the six months ended June 30, 2020.

Liquidity and Capital Resources

From inception through June 30, 2022, we have received a total of $204,000 in funds from the private placement of our common stock. As of June 30, 2022, our cash balance is $155,786. In addition, Mr. Wong, has loaned the Company the sum of $611,641, plus accrued interest of $336,797 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2022 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2022

Live Inc.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial
and Accounting Officer)