Form 10-Q
period 2022-09-30
3FORCES INC.
filed 2022-11-14
CIK 1730732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,589,500 common shares issued and outstanding as of November 11, 2022.

3FORCES INC.

(formerly GUURU CORP)

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

3FORCES INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets:

Cash	$83,096	$163,289
Investment in trading securities	26,409	95,952
Total Current Assets	109,505	259,241

Software development costs, net	112,500	124,200

Total Assets	$222,005	$383,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$41,755	$14,621
Accrued interest – related party	374,735	265,244
Note payable – related party	612,141	611,641
Accrued officer compensation – related party	1,210,528	1,060,528

Total Liabilities	2,239,159	1,952,034

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,589,500 and 7,589,500 shares issued and outstanding, respectively	810	810
Additional paid-in capital	438,026	438,026
Common stock to be issued	168,950	146,667
Treasury stock	(50)	(50)
Accumulated other comprehensive income	(3,578)	(636)
Accumulated deficit	(2,621,312)	(2,153,410)

Total Stockholders’ Deficit	(2,017,154)	(1,568,593)

Total Liabilities and Stockholders' Deficit	$222,005	$383,441

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$270	$3,048	$2,601	$3,048

Operating Expenses:
Officer compensation – related party	56,875	56,875	170,625	170,625
Software development expense	9,600	-	29,168	-
Amortization expense	6,300	-	18,900	-
General and administrative expenses	45,292	25,524	118,405	97,736
Total operating expenses	118,067	82,399	337,098	268,361

Loss from operations	(117,797)	(79,351)	(334,497)	(265,313)

Other income (expense):
Interest expense – related party	(37,938)	(28,853)	(109,491)	(79,116)
Gain on forgiveness of debt	-	99,807	-	99,807
Loss on trading securities	(11,161)	-	(24,000)	-
Interest income	66	43	86	117
Total other income (expense)	(49,033)	70,997	(133,405)	20,808

Loss before income taxes	(166,830)	(8,354)	(467,902)	(244,505)

Provision for income taxes	-	-	-	-

Net loss	$(166,830)	$(8,354)	$(467,902)	$(244,505)

Other comprehensive loss:
Foreign currency translation adjustment	(1,446)	-	(2,942)	-
Comprehensive loss	$(168,276)	$(8,354)	$(470,844)	$(244,505)

Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.03)

Weighted average shares, basic and diluted	7,589,500	7,515,500	7,589,500	7,515,500

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2022

(Unaudited)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Deficit
Balance, December 31, 2020	7,515,500	$803	$429,893	$127,307	$(50)	$(1,785,991)	$(1,228,038)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(103,089)	(103,089)
Balance, March 31, 2021	7,515,500	803	429,893	134,182	(50)	(1,889,080)	(1,324,252)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(133,062)	(133,062)
Balance, June 30, 2021	7,515,500	803	429,893	141,057	(50)	(2,022,142)	(1,450,439)
Common stock issued for services – related party	-	-	-	6,875	-	-	6,875
Net Loss	-	-	-	-	-	(8,354)	(8,354)
Balance, September 30, 2021	7,515,500	$803	$429,893	$147,932	$(50)	$(2,030,496)	$(1,451,918)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2021	7,589,500	$810	$438,026	$146,667	$(50)	$(2,153,410)	$(636)	$(1,568,593)
Common stock issued for services – related party	-	-	-	6,875	-	-	-	6,875
Net Loss	-	-	-	-	-	(131,941)	(204)	(132,145)
Balance, March 31, 2022	7,589,500	810	438,026	153,542	(50)	(2,285,351)	(840)	(1,693,863)
Common stock issued for services – related party	-	-	-	6,875	-	-	-	6,875
Net Loss	-	-	-	-	-	(169,131)	(1,292)	(170,423)
Balance, June 30, 2022	7,589,500	810	438,026	160,417	(50)	(2,454,482)	(2,132)	(1,857,411)
Common stock issued for services	-	-	-	1,658	-	-	-	1,658
Common stock issued for services – related party	-	-	-	6,875	-	-	-	6,875
Net Loss	-	-	-	-	-	(166,830)	(1,446)	(168,276)
Balance, September 30, 2022	7,589,500	$810	$438,026	$168,950	$(50)	$(2,621,312)	$(3,578)	$(2,017,154)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(467,902)	$(244,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	20,625	20,625
Stock based compensation	1,658
Gain on forgiveness of debt	-	(99,807)
Amortization expense	18,900	-
Loss on trading securities	24,000	-
Changes in assets and liabilities:
Accounts payable	27,134	(5,154)
Accrued interest – related party	109,491	79,116
Accrued compensation– related party	150,000	150,000
Net cash used in operating activities	(116,094)	(99,725)

Cash flows from investing activities:
Software development cost	(7,200)	(36,000)
Purchase of trading securities	(37,570)	-
Proceeds from sale of trading securities	83,113	-
Net cash provided (used) by investing activities	38,343	(36,000)

Cash flows from financing activities:
Proceeds from related party	500	131,141
Net cash provided by financing activities	500	131,141

Effect of exchange rate on cash	(2,942)	-
Net change in cash	(77,251)	(4,584)
Cash, beginning of period	163,289	235,378

Cash, end of period	$83,096	$230,794

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

Notes to Unaudited Financial Statements

September 30, 2022

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2022.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at September 30, 2022 and December 31, 2021.

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

Description	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$26,409	$26,409	$-	$-

Description	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$95,952	$95,952	$-	$-

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the three and nine months ended September 30, 2022 and 2021 is included in net income as foreign currency translation adjustments.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,621,312 as of September 30, 2022, had a net loss of $467,902 and net cash used in operating activities of $116,094 for the nine months ended September 30, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud-based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $83,000 as of September 30, 2022, and we will need approximately $1,266,000 in financing for a total of $1,349,000 in required funds. If all of these funds are not available from Mr. Keith Wong under our continued loan arrangements, we will seek to raise all or part of the funds through public or private debt or equity financings. These funds will enable us to fully develop and market our 3 platforms for the next 12 months, however, we cannot predict our ability to successfully raise such funds.

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

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of September 30, 2022 and December 31, 2021, the Company has $112,500 and $124,200, respectively, net of amortization of $23,100 and $4,200, respectively, of capitalized software development costs.

NOTE 5 – MARKETABLE SECURITIES

As of September 30, 2022 and December 31, 2021, the Company’s marketable securities were classified as follows:

As of September 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate Stocks	$37,570	$-	$(11,161)	$26,409
Total	$37,570	$-	$(11,161)	$26,409

As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate Stocks	$100,000	$-	$(4,046)	$95,952
Total	$100,000	$-	$(4,046)	$95,952

NOTE 6 – RELATED PARTY

As of September 30, 2022, the Company has seven promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

On July 31, 2017, the Company executed a promissory note with Mr. Wong for $200,000. The note originally accrued interest at a rate of 10% (simple) per annum and is due on demand. The note was amended, effective November 1, 2019, in order to change the interest rate to compounded interest at 4% per quarter. As of September 30, 2022, there is $187,438 of accrued interest on this note.

On June 21, 2019, the Company executed a promissory note with Mr. Wong for $160,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2022, there is $107,583 of accrued interest on this note.

On August 16, 2019, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2022, there is $37,983 of accrued interest on this note.

On February 4, 2021, the Company executed a promissory note with Mr. Wong for $40,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2022, there is $12,637 of accrued interest on this note.

On May 27, 2021, the Company executed a promissory note with Mr. Wong for $54,141. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2022, there is $12,608 of accrued interest on this note.

On September 1, 2021, the Company executed a promissory note with Mr. Wong for $37,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2022, there is $6,862 of accrued interest on this note.

On November 1, 2021, the Company executed a promissory note with Mr. Wong for $60,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2022, there is $9,292 of accrued interest on this note.

In addition to the above loans, on September 30, 2019, Mr. Wong advanced the Company $500 to open a bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand. As of September 30, 2022, there is $333 of accrued interest on this loan. On September 30, 2022, Mr. Wong advanced the Company an additional $500 to open another bank account in the Company’s name in the Philippines. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other. In this regard, during the year ended December 31, 2021, Mr. Wong earned 250,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. During the nine months ended September 30, 2022, Mr. Wong earned 187,500 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $20,625. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.11. As of September 30, 2022, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of September 30, 2022 and December 31, 2021, there is $1,210,528 and $1,060,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 7 – COMMON STOCK

Refer to Note 6 for related party equity transactions.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

September 30, 2022
Accumulated other comprehensive loss, beginning of period	$(636)
Change in cumulative translation adjustment	(2,942)
Accumulated other comprehensive loss, end of period	$(3,578)

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

IITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently have developed and are managing four cloud based platforms:

Talguu.com. Our entertainment broadcasting platform, www.Talguu.com, will be a digital media supermarket for the digital media producers to monetize their work in entertainment, news, education, and other channels that can be offered to the public. We allow the producers to sell tickets of their digital content to our users. The producers are given individual channels for them to market their products. We will receive an agreed percentage of the ticket revenues. Due to the impact of Covid 19, our development progress has been adversely impacted. We now plan to launch select channels in the second quarter of 2023.

Trabahanap.com (to be changed to 9000.Jobs.com). Our jobs platform, www.trabahanap.com, helps bring employers and job hunters together to hire employees and to find jobs in the Philippines. This platform is developed by the Company and marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. We commercially launched the site as a beta test site to the public in late 2019. Due to impact of Covid 19, we were unable attract users until July 2021 when we started charging employers on the site.  As of September 30, 2022, we have over 734,340 users and over 4,033 employers on this site. In late 2021 and early 2022, there were two spikes in the Covid pandemic in the Philippines, which forced the employers to stop hiring. We saw a drop in revenues in our beta test site. We have booked $3,256 in revenue for fiscal year end December 31, 2021 and $2,601 in revenues for the nine month period ended September 30, 2022. We expect this revenue stream to rise slowly as the pandemic begins to abate in the Philippines. Effective November 30, 2022, our marketing agreement with ABS-CBN shall end. We will re-brand our job search site in the Philippines as 9000Jobs.com. We will do direct sales and marketing directly. We plan to use 9000Jobs.com as our global brand for our job sites (Philippines and the US). We plan to launch 9000Jobs.com in the US in the third quarter of 2022 or sooner.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, provides a discount market place for sellers and buyers to find one another. Primarily, ManagerSpecial helps the sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and any thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at an attractive discount. Since we already have over 700,000 users in the Philippines, we plan to launch ManagerSpecial in the Philippines in the first quarter of 2023, followed by the US launch in the third quarter of 2023.

JobDor.com (to be changed to 9000.Jobs.com). Our fourth platform, www.JobDor.com, is a job site similar to Trabahanap.com. It is designed for the US market. We will discontinue JobDor.com and Trabahanap.com and use 9000Jobs.com as our global brand for job search site.  We will launch 9000Jobs.com in the US in the third quarter of 2023.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, www.JobDor.com and www.trabahanap.com and soon 9000Jobs.com, which will replace JobDor and Trabahanap due to our re-branding.

Our Current Operations.

As of September 31, 2022, we have $83,096 in available cash which is allocated towards our operations.

As of September 30, 2022, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $611,641 plus accrued interest of $336,797 on these notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of September 30, 2022, the Company has accrued $1,160,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for the Next 12 Months.

Our plan of operations for each platform for the next 12 months is as follows:

Talguu.com.  We have completed approximately 90% of the required software as of September 30, 2022. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditures to complete the software for this platform. The marketing cost will not start until the second quarter of 2023.

Trabahanap.com. As of the date of this filing, we have completed the software development and beta testing, and the platform is fully operational in the Philippines. Our partner in the Philippines is marketing and promoting the platform until November 30, 2022. We are expecting approximately $8,500 in revenues for 2022.  We do not anticipate significant revenues on this platform until our own sales and marketing starts beginning January 1, 2023, provided the economy resumes to normal in the Philippines. We anticipate normal engineering and design costs in order to improve and maintain the platform. In December 1, 2022, Trabahanap.com will be re-branded to 9000Jobs.com, which will be our global job search brand.

ManagerSpecial.com. The software development is completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times in the US. We now plan to launch this platform in the third quarter of 2023 in the US after the Philippines. Since we already have more than 700,000 users and 4,000 employers in the Philippines for our job site, we will launch ManagerSpecial there first. We will invite our job applicants to come join ManagerSpecial in the Philippines. We will also invite those restaurant employers on our Philippine job search site to join ManagerSpecial as sellers. This will save considerable marketing costs in the Philippines.

JobDor.com. The software development for this platform is completed, which is essentially a replication of our Trabahanap.com site. This site will be replaced by our global job search site, 9000Jobs.com.

9000Jobs.com. This site will replace Trabahanap.com and JobDor.com, which is anticipated to occur in December 2022. With 9000Jobs.com, we will do sales and marketing directly. We plan to use 9000Jobs.com as our global brand for our job site. We plan to launch 9000Jobs.com in the US in the third quarter of 2022 or sooner.

We will use funds from third party financings, if any, to fund our marketing efforts in 2023. If we are unable to obtain the required funding, the marketing and launch of the platform will be delayed.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available current assets of approximately $110,000 as of September 30, 2022 and we will need approximately $680,000 in third party financing for a total of $790,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. In total, the Company believes it has accumulated 30 man years of software development time in developing its various platforms. Nonetheless, we will need additional funds to enable us to fully develop and market our three platforms for the next 12 months. However, if the external funding is not available, Mr. Keith Wong will devote more of his engineering time to the software development and some of the software features would have to be curtailed. The breakdown of these costs is as follows:

Amount ($)	Expenditure
50,000	Costs for being a public entity
70,000	Software programming across 4 platforms
20,000	Cloud Hosting across 4 platforms
300,000	Marketing for Talguu.com, ManagerSpecial.com and 9000Jobs.com
350,000	General salaries, administrative and miscellaneous costs,

$790,000

In this regard, we have filed a Form S-1 Registration Statement for an offering of our common stock totaling $2.5 million which went effective on October 31, 2019. As of the date of this filing, partially because of the Covid pandemic, we have not received any funds from the offering. We plan to continue the fund raising effort in 2022 and 2023 and beyond. If we are unable to receive this minimum amount of funding from the offering, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering or other funding, our operations will be limited as stated in Our Plan for the Next 12 Months above. We continue to rely on our founder, Mr. Wong, to provide financial support for our platforms. However, we cannot be assured that Mr. Wong will continue to do so in the future.

Impact of COVID-19 on Our Business.

The Company continues to execute its business plan and seeks to achieve the results set forth in Our Current Operations above. At the present time, the Company has been affected by the full impact of the COVID-19 virus on its business. Our launch plans for ManagerSpecial and JobDor were delayed numerous times from 2020 through 2022. Our projections on spending, product development and milestone achievements are likely to be further revised as the economy adjusts to the post pandemic period.

RESULTS OF OPERATIONS

The following table sets forth key components of the results of operations for the three and nine month periods ended September 30, 2022 and 2021, respectively. The discussion following the table addresses these results.

Results of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021.

The following table sets forth key components of the results of operations for the three month periods ended September 30, 2022 and 2021, respectively and the nine month periods ended September 30, 2022 and 2021, respectively. The discussion following the table addresses these results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$270	$3,048	$2,601	$3,048

Operating Expenses:
Officer compensation – related party	56,875	56,875	170,625	170,625
Software development expense	9,600	—	29,168	—
Amortization expense	6,300	—	18,900	—
General and administrative expenses	45,292	25,524	118,405	97,736
Total operating expenses	118,067	82,399	337,098	268,361

Loss from operations	(117,797)	(79,351)	(334,497)	(265,313)

Other income (expense):
Interest expense – related party	(37,938)	(28,853)	(109,491)	(79,116)
Gain on forgiveness of debt	—	99,807	—	99,807
Loss on trading securities	(11,161)	—	(24,000)	—
Interest income	66	43	86	117
Total other income (expense)	(49,033)	70,997	(133,405)	20,808

Loss before income taxes	(166,830)	(8,354)	(467,902)	(244,505)

Provision for income taxes	—	—	—	—

Net loss	$(166,830)	$(8,354)	$(467,902)	$(244,505)

Three Month Periods ended September 30, 2022 and 2021, respectively.

Revenues. For the three months ended September 30, 2022, we recognized $270 in revenues from our job search platform in the Philippines. We began charging employers on our job search platform during the same quarter last year. For the quarter ended September 30, 2021, we had revenues from operations of $3,048 from the same platform. The decrease in revenues for the current period is due to the Covid impact on our operations in the Philippines. During this period, there was a Covid spike in the Philippines which adversely impacted our revenues.

Operating Expenses. For the three months ended September 30, 2022, we had total operating expenses of $118,067, as compared to total operating expenses of $82,399 for the three months ended September 30, 2021, a 43% increase from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation, general and administrative expenses, which includes consulting and professional fees, amortization and software development.

Officer compensation for the three months ended September 30, 2022 and September 30, 2021, respectively was $56,875 for both periods. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the three months ended September 30, 2022 and September 30, 2021 were $45,292 and $25,524, respectively. The 77% increase in general and administrative expenses for the current quarter was due to an increase in consulting expense of $22,491, for common stock issued for services. This increase was offset by a decrease of $3,540 of office expense.

Software development and amortization for the current quarter was $9,600 and $6,300, respectively. We did not have similar expenses for the same quarter last year.

Total Other Expense. For the three months ended September 30, 2022, we incurred interest expense of $37,938 as compared to $28,853 for the three months ended September 30, 2021 due to an increase in related party loans for the current period. Interest expense results from loans received from our Chief Executive Officer. During the same quarter last year, we had a gain of $99,807 on the forgiveness of debt related to our VP of Marketing, who has agreed to forgive his cash compensation.  We did not have a similar event for the current quarter. For the current quarter, we had a loss on trading securities of $11,161. During 2021, the Company purchased securities of a publicly traded company, a portion of which were sold during the current period. We did not have a similar event for the same quarter last year. We had interest income of $66 for the current three-month period compared with $43 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $166,830 for the three months ended September 30, 2022 compared with a net loss of $8,354 for the three months ended September 30, 2021, an increase of 1,897% for the reasons discussed above.

Nine Month Periods ended September 30, 2022 and 2021, respectively.

Revenues. For the nine months ended September 30, 2022, we recognized $2,601 in revenues from our job search platform in the Philippines. We began charging employers on our job search platform during the same quarter last year. For the nine months ended September 30, 2021, we had revenues from operations of $3,048 from the same platform. The decrease in revenues for the current period is due to the Covid impact on our operations in the Philippines. During this period, there was a Covid spike in the Philippines which adversely impacted our revenues.

Operating Expenses. For the nine months ended September 30, 2022, we had total operating expenses of $337,098, as compared to total operating expenses of $268,361 for the nine months ended September 30, 2020, a 26% increase from the prior year’s nine-month period for the reasons discussed below. Operating expenses consists of officer compensation, general and administrative expenses, which includes consulting and professional fees, amortization and software development.

Officer compensation for the nine months ended September 30, 2022 and September 30, 2021, respectively was $170,625 for both periods. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

General and administrative expenses for the nine months ended September 30, 2022 and September 30, 2021 were $118,405 and $97,736, respectively. The 21% increase in general and administrative expenses for the current nine month period was due to an increase in consulting expense of $25,548 ($21,491 of which was for stock issued for services). This increase was offset by decreases in filing fees and general office expense.

Software development and amortization for the current nine month period was $29,168 and $18,900, respectively. We did not have similar expenses for the same quarter last year.

Total Other Expense. For the nine months ended September 30, 2022, we incurred interest expense of $109,491, as compared to $79,116 for the nine months ended September 30, 2021 is due to an increase in related party loans during the current period. Interest expense results from loans received from our Chief Executive Officer. During the same period last year, we had a gain of $99,807 on the forgiveness of debt related to our VP of Marketing, who has agreed to forgive his cash compensation.  We did not have a similar event for the current quarter. For the current nine month period, we had a loss on trading securities of $24,000. During 2021, the Company purchased securities of a publicly traded company, a portion of which were sold during the current period. We did not have a similar event for the same quarter last year. We had interest income of $86 for the current nine month period compared with $117 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $467,902 for the nine months ended September 30, 2022 compared with a net loss of $244,505 for the nine months ended September 30, 2020, an increase of 91% for the reasons discussed above.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(116,094)	(99,725)

Net cash used in investing activities	$38,343	(36,000)

Net cash provided by financing activities	$500	$131,141

Net cash used in operating activities. We used cash in our operating activities for the nine months ended September 30, 2022 primarily to fund our net loss offset by stock-based compensation and accrued compensation and accrued interest to our sole executive officer, amortization, realized loss on securities and accounts payable. For the nine months ended September 30, 2021 we used cash in our operating activities primarily to fund our net loss, accounts payable and forgiveness of debt, offset by stock-based compensation and accrued compensation to our sole executive officer and accrued interest to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the nine months ended September 30, 2022 and September 30, 2021, respectively for software development of our various platforms. In addition, for the current nine month period, we received  $83,113 in proceeds from the sale of trading securities. We did not have a similar event for the nine months last year.

Net cash provided by financing activities. We had $500 and $131,141 in loans from our sole officer for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Liquidity and Capital Resources

From inception through September 30, 2022, we have received a total of $204,000 in funds from the private placement of our common stock. As of September 30, 2022, our cash balance is $83,096.  In addition, Mr. Wong, has loaned the Company the sum of $612,141, plus accrued interest of $374,735 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022

3Forces Inc.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and
Chief Financial officer
(Principal Executive, Financial
and Accounting Officer)