Form 10-K
period 2022-12-31
3FORCES INC.
filed 2023-01-31
CIK 1730732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2022

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,589,500 common shares issued and outstanding as of January 31, 2023.

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

Our offices are located at 7702 E. Doubletree Ranch Road, Unit 300, Scottsdale, Arizona 85258. Our telephone number is 480.902.3062.

We currently have developed and are managing three cloud based platforms:

Talguu.com. Our entertainment broadcasting platform, www.Talguu.com, will be a digital media supermarket for the digital media producers to monetize their work in entertainment, news, education, and other channels that can be offered to the public. We allow the producers to sell tickets of their digital content to our users. The producers are given individual channels for them to market their products. We will receive an agreed percentage of the ticket revenues. Due to the impact of Covid 19, our development progress has been adversely impacted. We now plan to launch select channels in the second quarter of 2023 in the Philippines and third quarter of 2023 in the United States.

9000Jobs.com (formerlyTrabahanap.com). Our jobs platform helps bring employers and entry level, job hunters together, the platform has been launched in the Philippines, and will be launched in the United States in the third quarter of 2023. In the Philippines, our former partner, ABS-CBN, a large national TV network in the Philippines initially handled the marketing of the platform. This arrangement ended on November 30, 2022. We commercially launched the site as a beta test site to the public in late 2019. Due to impact of Covid 19, we were unable attract users until July 2021 when we started charging employers on the site. In late 2021 and early 2022, there were two spikes in the Covid pandemic in the Philippines, which forced the employers to stop hiring. We saw a drop in revenues in our beta test site As of December 31, 2022, we have over 738,546 users and over 4,136 employers on this site, and we booked $2,655 in gross revenue for the fiscal year. We expect this revenue stream to rise slowly as the pandemic begins to abate in the Philippines. Concurrent with the termination of our marketing agreement with ABS-CBN, we rebranded the site as 9000Jobs.com. We intend to do our own direct sales and marketing.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, helps sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and any thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at an attractive discount. The software development has been completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times in the United States. Since we already have over 700,000 users in the Philippines, we plan to launch ManagerSpecial in the Philippines in the first quarter of 2023, followed by the United States launch in the third quarter of 2023.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, and 9000Jobs.com (which replaces JobDor.com and Trabahanap.com  due to our re-branding).

Our Business Model

Our Plan for Fiscal Year 2023.

Our plan of operations for each platform through fiscal year 2023 is as follows:

Talguu.com.  We have completed approximately 80% of the required software by the end of fiscal year 2022. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditure in finishing the software for this platform. The marketing cost will not start until the second quarter of 2023. We require approximately $50,000 for marketing in the Philippines and $100,000 for marketing in the United States in order to launch the platform in both counties. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

9000Jobs.com becomes our global brand for our job posting site (formerlyTrabahanap.com in the Philippines and JobDor.com in the US). As of the date of this filing, the platform in the Philippines is fully operational and generating limited revenues. We plan to launch the US version in the third quarter of 2023. We require approximately $50,000 to market this platform annually in the Philippines and $100,000 for annual marketing in the United States. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

ManagerSpecial.com. The software development has been completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times. We are now planning to launch this platform in first quarter of 2023 in the Philippines and in the third quarter of 2023 in the United States. We are waiting for the restaurants to commence dining room service as one of the main features of our platform is designed to attract customers for dine-in restaurants. We require approximately $50,000 to initially market this platform in the Philippines for the first 12 months and $100,000 in annual marketing for the United States in 2023. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $136,000 as of December 31, 2022 and we will need approximately $954,000 in public or private financing for a total of $1,090,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 3 platforms for the next 12 months. The breakdown of these costs is as follows:

Amount ($)	Expenditure
50,000	Costs for being a public entity
60,000	Software programming across 4 platforms
30,000	Cloud Hosting across 4 platforms
450,000	Marketing for Talguu.com, ManagerSpecial.com and 9000Jobs.com
500,000	General, administrative and miscellaneous costs,

$1,090,000

If we are unable to receive sufficient funding from private or public equity or debt offerings, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering or other funding, our operations will be limited as stated in Our Plan for Fiscal Year 2022 above. We continue to rely on our founder, Mr. Wong, to provide financial support for our platforms. However, we cannot be assured that Mr. Wong will continue to do so in the future.

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

Presently, we continue to develop and test our platform’s live cast software which is approximately 80% complete as of December 31, 2022. Subject to available funding, we plan to start some channels in the second quarter of 2023 in the Philippines, and intend to launch the full platform in the third quarter of 2023. In order to establish and maintain commercial viability, we believe it is necessary to recruit over 500,000 users and over 100 content producers. Our cost to attract users to our site will be variable and not predictable. If we can create viral events through our bloggers and influencers, it will increase the likelihood that we will reach a commercially viable user base. We will make business adjustments based on the result attained and the funding available.

9000Jobs.com (formerly Trabahanap and JobDor Platforms)

Our 9000Jobs.com website is a job search platform which initially was dedicated to the Philippines. We commercially launched the platform in the Philippines in June 2019. As of December 31, 2022, we have over 674,291 users and over 3,392 employers on this site. We developed a similar site in the United States, initially called JobDor.com. We plan to launch the US version in the third quarter of 2023. We do not expect to generate any meaningful revenue until the Covid pandemic has subsided in the Philippines as many of the employers have been and will be given an introductory free trial period. The platforms will match skilled and unskilled, generally entry level, workers with employers. The Philippine website was formerly called www.trabahanap.com. This site will be linked to our Talguu.com website. Our Philippines job search site is designed to help the job seekers and employers in industries like retail, warehousing, hospitality, manufacturing, and media among other industries. The positions are generally entry level for both part time and full-time workers. There are no fees for the job seekers, however, employers will pay fees to the Company for downloading resumes and contact info. An employer would sign on as a new user, upload their company’s credentials such as incorporation certificate, corporate ID, and a description of the business. A site administrator will review company information and determine if the submitted material comports with the government records which we obtain online. The new employer then can post their jobs after paying the appropriate fees. Our fees would be competitively set relative to the local market. A job seeker would sign on as a new member, with information like: name, gender, age, email address, phone number, and a description of past job experience and other relevant information. Once approved by an automated email validity check, the new job applicant would be available for prospective employers to contact by email or phone. We are not involved in the actual hiring or vetting processes, which is performed by the employers and job seekers themselves.

The below images illustrate the home page and user login page of our job search platform in the Philippines.

9000JOBS

Sign In

Sign into your account

Email Address

Forgot Password?

Next

– OR –

Login With Facebook

Sign in as Keith

Searching for a Job? Register here

Want to post Jobs? Become an Employer

Employer Login

Please Enter your Email and Password

Password is Case Sensitive

Email

Password

Login

Forgot My Password | Home

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

The term of the agreement was five years and terminated on November 30, 2022. Under the agreement, the agent received 60% of the net receipts from the site and the Company received the remaining 40% of the net receipts (gross receipts after all the relevant sales and expatriation taxes for a foreign company).

ManagerSpecial Platform

Our third website, www.ManagerSpecial.com, which provides a discount market place for the sellers and buyers of certain goods and services to interact. Primarily, ManagerSpecial helps connect sellers and buyers of products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories prior to their expiration. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to the impact of Covid 19, we now plan to launch this site, for restaurants only, in the first quarter of 2023 in the Philippines and the third quarter of 2023 in the United States. ManagerSpecial will also bring customers to dine-in restaurants.

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

On June 1, 2021, we were awarded a new US utility patent, #11025989, for an invention related to streaming related to Application No. 16275182 which was filed on February 13, 2019. On July 9, 2021, we have filed for patent protection for this patent in the European Union and on October 12, 2021, we have filed for patent protection for this patent in Japan. In November 2022, we have decided not to pursue the patent protection in the EU based on the advice of our EU patent attorney.

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

Our Growth Strategy and Marketing Efforts

Currently, we continue to develop, test, and refine the software programs for Talguu.com, ManagerSpecial.com and 9000Jobs.com platforms.

Our livecasting platform, www.Talguu.com, enables the individual producers to create their content and monetize their work in selling tickets to the viewers. We do not insert involuntary ads nor sell user info to generate income. We believe that people are placing more value on their privacy and the time they save in not watching the ads. The content will be consumed by individual viewers for a fee or on a gratuity basis. We will receive a negotiated percentage of the fees. We plan to launch Talguu.com in the second quarter of 2023 in the Philippines and the third quarter of 2023 in the United States. Recruiting content providers for livecasting will be much different than recruiting users. We plan on attending conferences and meetings for the various content creator groups which will result in more one on one interactions between us and the providers. We believe a strong motivator will be the favorable income arrangement that we offer, and we will not interfere with the development and delivery of their content. We also allow the creators to set their own prices, subject to our input.

Our jobs platform in the Philippines, 9000Jobs.com, initially called www.Trabahanap.com, attract employers and job seekers to fill jobs and find employment in that country. It was commercially introduced in the Philippines during June 2019. This platform is developed by the Company and initially was marketed by our Philippine partner, ABS-CBN, a large national TV network in the Philippines. As of December 31, 2022, we have over 738,546 users and over 4,136 employers on this site. Due to the impact of Covid 19, we continue to offer employers free job postings until the third quarter of 2021.  We began to generate revenue, albeit insignificant, in the second half of 2021. Our agreement with ABS-CBN terminated in November 2022. We intend to do our own direct sales and marketing in both the Philippines and the United States.

Our ManagerSpecial platform, www.ManagerSpecial.com, helps connect sellers and buyers of products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. Sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to the impact of Covid 19, we now plan to launch this platform, for restaurants only,  in the first quarter of 2023 in the Philippines and in the third quarter of 2022 in the United States. We intend to recruit sellers and buyers via direct sales, bloggers and influencers.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN. Our financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and net cash used in operating activities, and have expressed substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing and the development of the Company’s contemplated plan of operations, which are uncertain at this time. In addition, we can not predict the impact of COVID 19 on our future operations. Our financial statements do not include adjustments that would result from the outcome of these uncertainties. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.

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

FAILURE TO RAISE ADDITIONAL CAPITAL TO FUND FUTURE OPERATIONS COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.  Reflected on our balance sheet as of December 31, 2022 contained herein, we have total current assets of $136,048 and total current liabilities of $2,383,907. We will require additional financing in order to maintain its corporate existence and to implement its business plans and strategy. The timing and amount of our capital requirements will depend on several factors, including our initial operational results with respect to user acceptance of our three platforms, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

RISKS RELATED TO OUR BUSINESS

LACK OF COMMERCIAL ACCEPTABILITY. We launched our Philippine job search platform, formerly www.Trabahanap.com now 9000Jobs.com, in June 2019, and as of December 31, 2022, we have over 674,291 users and over 3,392 employers on our Trahabanap platform. For the other platforms, and due to the impact of Covid 19, we now intend to launch Talguu.com, ManagerSpecial.com, and 9000Jobs.com in the United States platforms during 2023, subject to available funds.

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

WE DEPEND ON OUR SOLE OFFICERS AND THE LOSS OF HIS SERVICES WOULD FORCE US TO EXPEND TIME AND RESOURCES IN PURSUIT OF REPLACEMENTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS. We consider our sole officer, Mr. Keith Wong,  to be essential to the success of the business. Currently, he is subject to written consulting agreements which allows him to terminate his agreement at any time. Although he has not indicated any intention of leaving the Company, the loss of Mr. Wong, could have a negative impact on our ability to fulfill our business plan and achieve profitable operations.

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

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN A SIGNIFICANT AMOUNT OF THE OUTSTANDING COMMON STOCK AS OF THE DATE OF THIS FILING AND COULD TAKE ACTIONS DETRIMENTAL TO YOUR INVESTMENT FOR WHICH YOU WOULD HAVE NO REMEDY. Mr. Keith Wong, our Chief Executive Officer and sole director, beneficially owns approximately 81% of the outstanding common stock as of the date of this filing. He will continue to have the ability to substantially influence the management, policies, and business operations. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of his shareholdings as well as his management control, such officer and director may cause the company to engage in business combinations without seeking shareholder approval.

OUR SOLE OFFICER AND DIRECTOR INTENDS TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS. HOWEVER, WE MAY HAVE CONFLICTS OF INTERESTS IN ALLOCATING HIS TIME BETWEEN OUR COMPANY AND THOSE OF OTHER BUSINESSES AND DETERMINING TO WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED WHICH MAY NOT BE SUFFICIENT TO SUCCESSFULLY DEVELOP OUR BUSINESS. Our sole officer and director has business interests apart from the Company. While we do not face direct competition with respect to his current business interests, we do face competition in the amount of time that the officer intends to devote to our business. Currently, he devotes a sufficient amount of time to the affairs of the Company. However, the amount of time which he may actually devote to our business may not be sufficient to fully develop our business.

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

IF OUR COSTS AND EXPENSES ARE GREATER THAN ANTICIPATED AND WE ARE UNABLE TO RAISE ADDITIONAL WORKING CAPITAL, WE MAY BE UNABLE TO FULLY FUND OUR OPERATIONS AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN. Our currently available working capital will be sufficient to continue our existing operations in a limited basis through December 2022. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES MAY MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 10,000,000,000 shares of Common Stock, of which 7,589,500 are issued and outstanding. As of December 31, 2022, there were 318 holders of record of the Common Stock.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•discuss our future expectations;

•contain projections of our future results of operations or of our financial condition; and

•state other "forward-looking" information.

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

We currently have developed and are managing three cloud based platforms:

Our livecasting platform, www.Talguu.com, enables the individual producers to create their content and monetize their work in selling tickets to the viewers. We do not insert involuntary ads or selling user info to generate income. We believe that people are putting more value on their privacy and the time they save in not watching the ads. The content will be consumed by individual viewers for a fee or on a gratuity basis. We will receive a negotiated percentage of the fees. We will require approximately $50,000 for marketing in the Philippines and $100,000 for marketing in the United States to launch this platform.

Our jobs platform 9000Jobs.com (formerlyTrabahanap.com in the Philippines and Job.Dor.com in the United States) connects employers and job seekers to fill jobs and find employment. It was commercially introduced in the Philippines during June 2019. As of December 31, 2021, we have over 738,546 users and over 4,136 employers on this site. We received $2,655 in gross revenues for fiscal 2022. We plan to launch the US version in the third quarter of 2023. We require approximately $50,000 to market this platform annually in the Philippines and $100,000 for annual marketing in the United States.

Our ManagerSpecial.com platform helps prospective sellers and buyers to buy and sell, products and services that have a limited useful life, such as bakery goods, produce, hotel rooms, and anything thing that has a short expiration date. The sellers usually offer deep discounts to the buyers to move their excess inventories. Instead of letting their inventories become worthless after a certain time, we help the sellers turn a total loss to a partial gain. Due to Covid 19, we now plan to launch this platform in the second half of 2022. We intend to recruit sellers and buyers via direct sales, bloggers and influencers.

We require approximately $50,000 to initially market this platform in the Philippines for the first 12 months and $100,000 in annual marketing for the United States in 2023.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480 902 3062. Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com and 9000Jobs.com.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues.

For the years ended December 31, 2022 and 2021, we had $2,655 and $3,256 in revenues, respectively attributable to our 9000Jobs platform in the Philippines.  During the current year, a number of users ceased using the platform due to a Covid spike in the Philippines resulting in a decrease in revenues.

Operating Expenses.

For the year ended December 31, 2022, we had total operating expenses of $439,534, as compared to total operating expenses of $355,458 for the year ended December 31, 2021, a 24% increase from the prior year period. The increase was due to increases in software development and administrative expenses. Operating expenses consists of officer compensation, consulting fees, professional fees and general and administrative expenses.

Officer compensation for each of the years ended December 31, 2022 and 2021 was $227,500. Officer compensation relates to annual compensation expense for our CEO, Mr. Keith Wong, under his consulting agreement.

Software development costs for the years ended December 31, 2022 and 2021 was $42,268 and $9,600, respectively. We expensed software development costs for two of our applications in the current year. In the prior year we capitalized the majority of our costs related to the applications under development and only started to expense our costs in Q4 of 2021.

General and administrative expenses for the years ended December 31, 2022 and 2021 were $144,566 and $114,158, respectively, an increase of 27%. The increase for the current period was due to mainly due to an increase of travel expense of $15,400 and an increase of consulting expense of $28,500, $4,601 of which is non-cash stock compensation expense. General and administrative expenses consist of audit, accounting, consulting  and legal expense.

Other Expense.

For the year ended December 31, 2022, we received interest income of $222 and incurred interest expense of $149,185, as compared to interest income of $132 and interest expense of $111,110 for the year ended December 31, 2021. The increase in interest income in the current period is due to the rise in interest rates on cash on hand held in interest bearing accounts. The increase in interest expense in the current period is due to the increase of related party loans which occurred during the current period. During the 2021 period, we had a gain on the forgiveness of debt attributable to the salary of our Vice President of Marketing, which was forgiven. We didn’t have a similar event during the current year end period. In addition, during the current period, we had an unrealized loss from trading in securities of $24,099 attributable to shares of stock of a public company that we purchased during the current fiscal period.  Our loss for the same securities last year was $4,046.

Net Loss. We had a net loss of $609,941 for the year ended December 31, 2022, compared with a net loss of $367,419 for the year ended December 31, 2021 for the reasons discussed above.

Liquidity and Capital Resources

From inception through December 31, 2022, we have received total of $204,000 in funds from the private placement of our common stock. In addition, Mr. Wong, has loaned the Company the sum of $662,141 pursuant to eight promissory notes which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering. As of December 31, 3022, our cash balance is $136,048.

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

Item 8. Financial Statements and Supplementary Data

3FORCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

3Forces, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 3Forces, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has an accumulated deficit of $2,763,351 as of December 31, 2022, had a net loss of $609,941 and net cash used in operating activities of $141,668 for the year end December 31, 2022. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

January 31, 2023

3FORCES INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:

Cash	$136,048	$163,289
Investment in trading securities	-	95,952
Total Current Assets	136,048	259,241

Software development costs, net	108,600	124,200

Total Assets	$244,648	$383,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$46,809	$14,621
Accrued interest – related party	414,429	265,244
Note payable – related party	662,141	611,641
Accrued officer compensation – related party	1,260,528	1,060,528

Total Liabilities	2,383,907	1,952,034

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 7,589,500 and 7,589,500 shares issued and outstanding, respectively	810	810
Additional paid-in capital	438,026	438,026
Common stock to be issued	184,268	146,667
Treasury stock	(50)	(50)
Accumulated other comprehensive income	1,038	(636)
Accumulated deficit	(2,763,351)	(2,153,410)

Total Stockholders’ Deficit	(2,139,259)	(1,568,593)

Total Liabilities and Stockholders' Deficit	$244,648	$383,441

The accompanying notes are an integral part of these financial statements.

3FORCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021
Revenue, net	$2,655	$3,256

Operating Expenses:
Officer compensation – related party	227,500	227,500
Software development expense	42,268	9,600
Amortization expense	25,200	4,200
General and administrative expenses	144,566	114,158
Total operating expenses	439,534	355,458

Loss from operations	(436,879)	(352,202)

Other income (expense):
Interest expense – related party	(149,185)	(111,110)
Gain on forgiveness of debt	-	99,807
Realized loss on trading securities	(24,099)	(4,046)
Interest income	222	132
Total other income (expense)	(173,062)	(15,217)

Loss before income taxes	(609,941)	(367,419)

Provision for income taxes	-	-

Net loss	$(609,941)	$(367,419)

Other comprehensive loss:
Foreign currency translation adjustment	1,674	(636)
Comprehensive loss	$(608,267)	$(368,055)

Loss per share, basic and diluted	$(0.08)	$(0.05)

Weighted average shares, basic and diluted	7,589,500	7,553,341

The accompanying notes are an integral part of these financial statements.

3FORCES INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2020	7,515,500	$803	$429,893	$127,307	$(50)	$(1,785,991)	$-	$(1,228,038)
Common stock issued for services – related party	-	-	-	27,500	-	-	-	27,500
Common stock issued for services	74,000	7	8,133	(8,140)	-	-	-	-
Net Loss	-	-	-	-	-	(367,419)	(636)	(368,055)
Balance, December 31, 2021	7,589,500	810	438,026	146,667	(50)	(2,153,410)	(636)	(1,568,593)
Common stock issued for services– related party	-	-	-	27,500	-	-	-	27,500
Common stock issued for services	-	-	-	10,101	-	-	-	10,101
Net Loss	-	-	-	-	-	(609,941)	1,674	(608,267)
Balance, December 31, 2022	7,589,500	$810	$438,026	$184,268	$(50)	$(2,763,351)	$1,038	$(2,139,259)

The accompanying notes are an integral part of these financial statements.

3FORCES INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(609,941)	$(367,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	27,500	27,500
Stock based compensation	10,101	-
Gain on forgiveness of debt	-	(99,807)
Amortization expense	25,200	4,200
Realized loss on trading securities	24,099	4,046
Changes in assets and liabilities:
Accounts payable and accrued liabilities	32,188	(3,824)
Accrued interest – related party	149,185	111,110
Accrued compensation– related party	200,000	200,000
Net cash used in operating activities	(141,668)	(124,194)

Cash flows from investing activities:
Software development cost	(9,600)	(38,400)
Purchase of trading securities	(37,570)	(100,000)
Proceeds from sale of trading securities	109,423	-
Net cash provided (used) by investing activities	62,253	(138,400)

Cash flows from financing activities:
Proceeds from related party	50,500	191,141
Net cash provided by financing activities	50,500	191,141

Effect of exchange rate on cash	1,674	(636)
Net change in cash	(28,915)	(71,453)
Cash, beginning of year	163,289	235,378

Cash, end of year	$136,048	$163,289

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

3FORCES INC.

Notes to Financial Statements

December 31, 2022

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

We are cloud based business to consumer platform company. Currently, we have ManagerSpecial.com, Talguu.com, and 9000Jobs.com platforms. Only 9000Jobs currently is in use by the public in the Philippines. The rest are in the development and testing stages. ManagerSpecial.com enables service providers such as restaurants, hotels, and any goods and services that need to find and offer discounts to buyers to purchase their expiring products. 9000Jobs.com is our job search platform for entry level positions in service industries located in the Philippines market and soon to be in the United States (replacing JobDor.com). Talguu.com is a broadcasting platform, where the content producers will be assigned their individual channels. The channels will be 100% commercial free. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. In this platform, the content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2022.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We continually monitor our banking relationships and consequently have not experienced any losses in our accounts.  We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2022 or 2021.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used at December 31, 2022 and 2021.

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

Description	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$-	$-	$-	$-

Description	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$95,952	$95,952	$-	$-

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

The Company is currently recognizing revenue through, 9000Jobs.com in the Philippines. We have a joint venture agreement with a local marketing company, ABS-CBN, by which they pay the local staff in the Philippines and do the marketing for the Company, in exchange for 60% of the revenue received.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the years ended December 31, 2022 and 2021 is included in net income as foreign currency translation adjustments.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,763,351 as of December 31, 2022, had a net loss of $609,941 and net cash used in operating activities of $141,668 for the year ended December 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud-based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $136,000 as of December 31, 2022, and we will need approximately $954,000 in financing for a total of $1,090,000 in required funds. If all of these funds are not available from Mr. Keith Wong under our continued loan arrangements, we will seek to raise all or part of the funds through public or private debt or equity financings. These funds will enable us to fully develop and market our 3 platforms for the next 12 months, however, we cannot predict our ability to successfully raise such funds.

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

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of December 31, 2022 and 2021, the Company has $108,600 and $124,200, respectively, net of amortization of $29,400 and $4,200, respectively, of capitalized software development costs.

NOTE 5 - MARKETABLE SECURITIES

As of December 31, 2022 and 2021, the Company’s marketable securities were classified as follows:

As of December 31, 2022
	Cost	Gross Unrealized Gains	Gross Realized Losses	Fair Value
Available-for-sale:
Corporate Stocks	$-	$-	$(24,099)	$-
Total	$-	$-	$(24,099)	$-

As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Realized Losses	Fair Value
Available-for-sale:
Corporate Stocks	$100,000	$-	$(4,046)	$95,952
Total	$100,000	$-	$(4,046)	$95,952

NOTE 6 - RELATED PARTY

As of December 31, 2022, the Company has eight promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

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

On December 1, 2022, the Company executed a promissory note with Mr. Wong for $50,000. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand.

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

As of December 31, 2022, there is $414,429 of total accrued interest due on the above notes.

Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is for four years and either party may terminate the agreement by delivering notice to the other. In this regard, during the year ended December 31, 2021, Mr. Wong earned 250,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. During year ended December 31, 2022, Mr. Wong earned 250,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.11. As of December 31, 2022, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of December 31, 2022 and 2021, there is $1,260,528 and $1,060,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 7 – COMMON STOCK

During of the year ended December 31, 2022, the Company granted 60,158 shares of common stock for services, for total non-cash expense of $6,617. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to third parties of $0.11. As of December 31, 2022, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

The Company has entered into a consulting agreement that requires the issuance of 85,000 shares of common stock. The shares will vest at 7,083 shares per month beginning September 1, 2022. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to third parties of $0.11. During the year ended December 31, 2022, the Company granted 28,332 shares of common stock for services, for total non-cash expense of $3,117. As of December 31, 2022, no shares have yet been issued by the transfer agent and are included in common stock to be issued.

The Company has entered into a consulting agreement that requires the issuance of 15,024 shares of common stock. The shares will vest at 834 shares per month beginning September 1, 2022. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to third parties of $0.11. During the year ended December 31, the Company granted 3,336 shares of common stock for services, for total non-cash expense of $367. As of December 31, 2022, no shares have yet been issued by the transfer agent and are included in common stock to be issued.

Refer to Note 6 for related party equity transactions.

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

The reconciliation of income tax computed at the Federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows:

	Years Ended
	December 31, 2022	December 31, 2021
Federal Taxes (credits) at statutory rates	$(127,700)	$(77,000)
State and local taxes, net of Federal benefit	(29,800)	(18,200)
Change in valuation allowance	157,500	95,200
	$-	$-

Components of deferred tax assets are as follows:

	Years Ended
	December 31, 2022	December 31, 2021
Deferred Tax Assets;
Net operating loss carryforwards	$71,400	$57,900
Related party accrual	107,700	69,000
Payroll accrual	327,700	275,700
Total Deferred Tax Assets	506,800	402,600
Valuation Allowance	(506,800)	(402,600)

Deferred Tax Assets	$-	$-

The Company has approximately $275,000 net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

December 31, 2022
Accumulated other comprehensive loss, beginning of period	$(636)
Change in cumulative translation adjustment	1,674
Accumulated other comprehensive loss, end of period	$1,038

NOTE 10 – SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

These control deficiencies to our 2022 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2022, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Title
Keith Wong	69	Chairman, Chief Executive Officer, Chief Financial Officer and Director

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officers for fiscal years ended December 31, 2022, 2021 and 2020, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares($)	Total ($)
Keith Wong	2020	166,667	27,500	194,167
Chief Executive Officer and	2021	200,000	27,500	227,500
Chief Financial Officer	2022	200,000	27,500	227,500

The Company and Mr. Wong entered into a Consulting Agreement dated September 1, 2016, as amended. The term of the agreement was four years, which expired on October 31, 2020. Mr. Wong’s annual compensation under the agreement as amended was $150,000. Payment of the cash compensation accrued and is payable upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018). In addition, Mr. Wong received 1,000,000 shares of common stock which vested over four years (or monthly at the rate of 20,833 shares per month). In addition, the 1,000,000 shares of common stock have fully vested in favor of Mr. Wong. Since the Company’s common stock is not currently trading, the shares were valued at the price of shares sold to third parties, or $0.11. During the years ended December 31, 2022 and 2021, 250,000 shares of common stock per year vested in favor of Mr. Wong under this agreement, valued at $27,500 per year.

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

As of December 31, 2022 and 2021, there is $1,260,528 and $1,060,528 of accrued salary, respectively, due to Mr. Wong.

The Company also entered into a Consulting Agreement with Norman Klein dated November 1, 2018. Mr. Klein was entitled to receive annual cash compensation of $50,000 and 37,000 shares of common stock per year. Payment of the cash compensation was accrued and payable upon a Nasdaq listing or an acquisition of the Company. The agreement terminated on October 31, 2020. Under mutual agreement, because of the Covid pandemic, Mr. Klein has agreed to forgo the cash compensation in its entirety. The 74,000 shares of common stock are still owed to Mr. Klein were issued in October 2021.

Outstanding Equity Awards At Fiscal Year-End

The following table reflects the Outstanding Equity Awards for our named executive officers as of fiscal year ended December 31, 2022. There were no option awards as of such date.

Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Keith Wong	416,668	$45,834	0	0

Except as stated in the Stock Awards Table above, none of our named executive officers exercised any stock options, and no restricted stock awards, if any, held by our named executive officers vested during the annual period ended December 31, 2022. The Company has no activity with respect to these awards.

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

Name	Number of Shares(1)	Percent of Common Stock Outstanding(1)
Officers and Directors
Keith Wong	7,407,192(2)	81%

Officers and Directors	7,407,193(2)	81%
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

(2) The amount includes 1,583,332 shares of common stock due Mr. Wong as of December 31, 2022 under his consulting agreements with the Company which shares are unissued.

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

Effective September 1, 2020, the parties entered into a new Consulting Agreement. Mr. Wong’s annual compensation is $200,000. In addition, he is entitled to receive 1,000,000 shares of common stock which will vest over four years (or monthly at the rate of 20,833 shares per month). The term of the agreement is four years and either party may terminate the agreement by delivering notice to the other party. As of December 31, 2022, 583,332 shares of common stock have vested in favor of Mr. Wong under this agreement, valued at $64,167.

As of December 31, 2022 and 2021, there is $1,060,528 and $860,528 of accrued salary, respectively, due to Mr. Wong.

As of December 31, 2021, the Company has eight promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described herein below.

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

2022	$______	Preger Metis CPAs LLC
2021	$30,500	Preger Metis CPAs LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2022	$0
2021	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2022	$0
2021	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2022	$0
2021	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

3.1	Articles of Incorporation and Certificate of Amendment of the Company.(1)
3.2	By-Laws of the Company.(1)
10.1	Consulting Agreement dated September 1, 2016 by and between Keith Wong and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.2	Consulting Agreement dated September 1, 2016 by and between David Talbot and the Company, as amended by the First Amendment and the Second Amendment.(1)
10.3	Business Purchase Agreement by and between the Company and David Talbot dated October 1, 2018. (1)
10.4	Promissory note dated July 31, 2017 in favor of Mr. Keith Wong.(1)
10.5	Representation Agreement dated March 2017 by and between Live Inc. and ABS-CBN Corporation.(1)
10.6	Consulting Agreement by and between Norman Klein and the Company dated November 1, 2018. (1)
10.7	Letter dated October 15, 2019 from Keith Wong to the Company regarding outstanding loans (2)
10.8	Promissory note dated July 21, 2019 in favor of Mr. Keith Wong.(3)
10.9	Promissory note dated August 16, 2017 in favor of Mr. Keith Wong.(3)
10.10	Consulting Agreement by and between Wonder International Education & Investment Group Corporation and the Company dated December 5, 2019. (3)
10.11	Consulting Agreement dated September 1, 2020 by and between Keith Wong and the Company.
10.12	Promissory note dated February 4, 2021 in favor of Mr. Keith Wong.(5)
10.13	Promissory note dated May 27, 2021 in favor of Mr. Keith Wong.(5)
10.14	Promissory note dated September 1, 2021 in favor of Mr. Keith Wong.(5)
10.15	Promissory note dated November 1, 2021 in favor of Mr. Keith Wong.(5)
99.1	Form of Subscription Agreement.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5) Filed as an exhibit to the Company’s Form 10-K for the period ended December 31, 2021 filed on March 25, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3Forces Inc.

Signature	Title	Date

/s/ Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	January 31, 2023
Keith Wong

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Wong	President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Director	January 31, 2023
Keith Wong