Form 10-Q
period 2023-03-31
3FORCES INC.
filed 2023-05-23
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,817,500 common shares issued and outstanding as of May 11, 2023.

3FORCES INC.

QUARTERLY REPORT ON FORM 10-Q

3FORCES INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:

Cash	$91,844	$136,048
Total Current Assets	91,844	136,048

Software development costs, net	104,700	108,600

Total Assets	$196,544	$244,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$34,643	$46,809
Accrued interest – related party	455,462	414,429
Note payable – related party	662,141	662,141
Accrued officer compensation – related party	1,310,528	1,260,528

Total Liabilities	2,462,774	2,383,907

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 114,817,500 and 113,842,500 shares issued and outstanding, respectively	11,482	11,384
Additional paid-in capital	524,854	427452
Common stock to be issued	313,645	184,268
Treasury stock	(50)	(50)
Accumulated other comprehensive income	1,502	1,038
Accumulated deficit	(3,117,663)	(2,763,351)

Total Stockholders’ Deficit	(2,266,230)	(2,139,259)

Total Liabilities and Stockholders' Deficit	$196,544	$244,648

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenue, net	$217	$238

Operating Expenses:
Officer compensation – related party	143,750	56,875
Software development expense	9,600	9,600
Amortization expense	6,300	6,300
General and administrative expenses	153,848	32,655
Total operating expenses	313,498	105,430

Loss from operations	(313,281)	(105,192)

Other income (expense):
Interest expense – related party	(41,033)	(35,075)
Unrealized gain on trading securities	—	8,321
Interest income	2	5
Total other expense	(41,031)	(26,749)

Loss before income taxes	(354,312)	(131,941)

Provision for income taxes	—	—

Net loss	$(354,312)	$(131,941)

Other comprehensive loss:
Foreign currency translation adjustment	464	(204)
Comprehensive loss	$(353,848)	$(132,145)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	114,563,340	113,842,500

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2022	113,842,500	$11,384	$427,452	$184,268	$(50)	$(2,763,351)	$1,038	$(2,139,259)
Common stock issued for services – related party	—	—	—	93,750	—	—	—	93,750
Common stock issued for services	750,000	75	74,925	35,627	—	—	—	110,627
Common stock issued for cash	225,000	23	22,477	—	—	—	—	22,500
Net Loss	—	—	—	—	—	(354,312)	464	(353,848)
Balance, March 31, 2023	114,817,500	$11,482	$524,854	$313,645	$(50)	$(3,117,663)	$1,502	$(2,266,230)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2021	113,842,500	$11,384	$427,452	$146,667	$(50)	$(2,153,410)	$(636)	$(1,568,593)
Common stock issued for services – related party	—	—	—	6,875	—	—	—	6,875
Net Loss	—	—	—	—	—	(131,941)	(204)	(132,145)
Balance, March 31, 2022	113,842,500	$11,384	$427,452	$153,542	$(50)	$(2,285,351)	$(840)	$(1,693,863)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(354,312)	$(131,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	93,750	6,875
Stock based compensation	110,627	—
Amortization expense	6,300	6,300
Unrealized gain on trading securities	—	(8,321)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(12,166)	3,132
Accrued interest – related party	41,033	35,075
Accrued compensation– related party	50,000	50,000
Net cash used in operating activities	(64,768)	(38,880)

Cash flows from investing activities:
Software development cost	(2,400)	(2,400)
Net cash used by investing activities	(2,400)	(2,400)

Cash flows from financing activities:
Proceeds from sale of common stock	22,500	—
Net cash provided by financing activities	22,500	—

Effect of exchange rate on cash	464	(204)
Net change in cash	(44,668)	(41,280)
Cash, beginning of period	136,048	163,289

Cash, end of period	$91,844	$121,805

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

Notes to Unaudited Financial Statements

March 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2022.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2023 and December 31, 2022.

Investments

The Company follows ASC subtopic 321-10, Investments-Equity Securities, which requires the accounting for an equity security to be measured at fair value with changes in unrealized gains and losses included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the performance obligations are satisfied.

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

The Company is currently recognizing revenue through 9000Jobs.com in the Philippines. We had a joint venture agreement with a local marketing company, ABS-CBN, by which they pay the local staff in the Philippines and do the marketing for the Company, in exchange for 60% of the revenue received. This joint venture was terminated on November 30, 2022.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the three months ended March 31, 2023 and 2022 is included in net income as foreign currency translation adjustments.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the unaudited financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,117,663 as of March 31, 2023, had a net loss of $354,312 and net cash used in operating activities of $64,768 for the three months ended March 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud-based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $92,000 as of March 31, 2023, and we will need approximately $998,000 in financing for a total of $1,090,000 in required funds. If all of these funds are not available from Mr. Keith Wong under our continued loan arrangements, we will seek to raise all or part of the funds through public or private debt or equity financing. These funds will enable us to fully develop and market our 3 platforms for the next 12 months, however, we cannot predict our ability to successfully raise such funds.

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

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of March 31, 2023 and December 31, 2022, the Company has $104,700 and $108,600, respectively, net of amortization of $35,700 and $29,400, respectively, of capitalized software development costs.

NOTE 5 - RELATED PARTY

As of March 31, 2023, the Company has eight promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

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

As of March 31, 2023 and December 31, 2022, there is $455,462 and $414,429, respectively, of total accrued interest due on the above notes.

Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 15,000,000 shares of common stock which will vest over four years (or monthly at the rate of 312,495 shares per month). The term of the agreement is for four years and either party may terminate the agreement by delivering notice to the other. In this regard, during the year ended December 31, 2021, Mr. Wong earned 3,750,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. During the year ended December 31, 2022, Mr. Wong earned 3,750,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.007.

During the three months ended March 31, 2023, Mr. Wong earned 937,500 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $93,750. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to a third party of $0.10. As of March 31, 2023, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

As of March 31, 2023 and December 31, 2022, there is $1,310,528 and $1,260,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 6 – COMMON STOCK

The Company entered into the following consulting agreements:

On December 6, 2021, the Company entered into a four year consulting agreement. The agreement provides a total of 3,000,000 shares to be issued on each of the three anniversary dates in following amounts, 750,000 in 2023, 900,000 in 2024 and 1,350,000 in 2025.

On September 1, 2022, the Company entered into a 10 year agreement with a consultant. The agreement provides for a total of 300,000 shares to be issued in the event of an IPO or acquisition.

On September 1, 2022, the Company entered into a one year agreement with a second consultant. The agreement provides for a total of 1,275,000 shares to be issued during the term at the rate of 106,245 per month.

Effective September 1, 2022, the Company entered into a 18 month agreement with a third consultant. The agreement provides for a total of 225,360 shares to be issued during the term at the rate of 12,510 per month.

On September 15, 2021, the Company entered into a four year consulting agreement. The agreement provides for a total of 2,576,850 shares to be issued during the term at the rate of 107,370 per month. In addition, the consultant was entitled to a cash compensation of at least $25,000 per annual. The agreement was terminated in October 2022.

During the year ended December 31, 2022, under the above agreements, the Company granted 1,377,390 shares of common stock to four consultants for services rendered for total non-cash expense of $10,101. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to third parties of $0.007. As of March 31, 2023, the shares have not yet been issued, however have been recorded as common stock to be issued as shown in stockholders’ deficit.

During the three months ended March 31, 2023, the Company sold 225,000 shares in a private placement at a price of $0.10 for total proceeds of $22,500.

During the three months ended March 31, 2023, a total of 1,106,265 shares of common stock were issued for services rendered under the above consulting agreements for total non-cash expense of $110,627. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to a third party of $0.10. As of March 31, 2023, 23,751 shares have not yet been issued by the transfer agent and are included in common stock to be issued.

Refer to Note 5 for related party equity transactions.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

March 31, 2023
Accumulated other comprehensive loss, beginning of period	$1,038
Change in cumulative translation adjustment	464
Accumulated other comprehensive loss, end of period	$1,502

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements other than the following.

On April 5, 2023, the Company effectuated a forward stock split of its common shares of 15 for 1. All shares throughout these financial statements have been retroactively adjusted to reflect the forward split.

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

We currently have developed and are managing three cloud based platforms:

Talguu.com. Our platform, www.Talguu.com, will be a digital media supermarket for the digital media producers to monetize their work in entertainment, news, education, and other channels that can be offered to the public. We allow the producers to sell tickets of their digital content to our users. The producers are given individual channels for them to market their products. We will receive an agreed percentage of the ticket revenues. Due to the impact of Covid 19, our development progress has been adversely impacted. We now plan to launch select channels in the second quarter of 2023 in the Philippines and third quarter of 2023 in the United States.

9000Jobs.com (formerlyTrabahanap.com). Our jobs platform helps bring employers and job hunters together, the platform has been launched in the Philippines, and will be launched in the United States in the third quarter of 2023. In the Philippines, our former partner, ABS-CBN, a large national TV network in the Philippines initially handled the marketing of the platform. This arrangement ended on November 30, 2022. We commercially launched the site as a beta test site to the public in late 2019. Due to impact of Covid 19, we were unable attract users until July 2021 when we started charging employers on the site. In late 2021 and early 2022, there were two spikes in the Covid pandemic in the Philippines, which forced the employers to stop hiring. We saw a drop in revenues in our beta test site As of March 31, 2023, we have over 740,566 users and over 4,232 employers on this site, and we booked $217 in gross revenue for the current quarter. We expect this revenue stream to rise slowly as the pandemic begins to abate in the Philippines. Concurrent with the termination of our marketing agreement with ABS-CBN, we rebranded the site as 9000Jobs.com. We intend to do our own direct sales and marketing.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, is an online market place for products that are perishable. It helps sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and any thing that has an imminent expiration time that the seller wants to dispose of. The sellers usually offer deep discounts to the buyers to move their expiring inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at an attractive discount. The software development has been completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times in the United States. Since we already have over 740,000 users in the Philippines, we plan to launch ManagerSpecial in the Philippines in the third quarter of 2023, followed by the United States launch in the third quarter of 2023.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, and 9000Jobs.com (which replaces JobDor.com and Trabahanap.com due to our re-branding).

Our Current Operations.

As of March 31, 2023, we have $91,844 in available cash which is allocated towards our operations.

As of March 31, 2023, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $662,141 plus accrued interest of $455,462 on such notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of March 31, 2023, the Company has accrued $1,310,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for Fiscal Year 2023.

Our plan of operations for each platform through fiscal year 2023 is as follows:

Talguu.com. We have completed approximately 80% of the required software by the end of fiscal year 2022. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditure in finishing the software for this platform. The marketing cost will not start until the third quarter of 2023. We require approximately $50,000 for marketing in the Philippines and $100,000 for marketing in the United States in order to launch the platform in both counties. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

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

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $92,000 as of March 31, 2023 and we will need approximately $998,000 in public or private financing for a total of $1,090,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 3 platforms for the next 12 months. The breakdown of these costs is as follows:

Amount ($)	Expenditure
50,000	Costs for being a public entity
60,000	Software programming across 4 platforms
30,000	Cloud Hosting across 4 platforms
450,000	Marketing for Talguu.com, ManagerSpecial.com and 9000Jobs.com
500,000	General, administrative and miscellaneous costs,

$1,090,000

If we are unable to receive sufficient funding from private or public equity or debt offerings, the Company will be required to scale back or delay our software development and marketing efforts. Further, if we do not receive any funds from the Offering or other funding, our operations will be limited as stated in Our Plan for Fiscal Year 2023 above. We continue to rely on our founder, Mr. Wong, to provide financial support for our platforms. However, we cannot be assured that Mr. Wong will continue to do so in the future.

RESULTS OF OPERATIONS

Results of Operations (Unaudited) for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

The following table sets forth key components of the results of operations for the three month periods ended March 31, 2023 and 2022, respectively. The discussion following the table addresses these results.

	For the Three Months Ended March 31,
	2023	2022
Revenue, net	$217	$238

Operating Expenses:
Officer compensation – related party	143,750	56,875
Software development expense	9,600	9,600
Amortization expense	6,300	6,300
General and administrative expenses	153,848	32,655
Total operating expenses	313,498	105,430

Loss from operations	(313,281)	(105,192)

Other income (expense):
Interest expense – related party	(41,033)	(35,075)
Unrealized gain on trading securities	—	8,321
Interest income	2	5
Total other expense	(41,031)	(26,749)

Loss before income taxes	(354,312)	(131,941)

Provision for income taxes	—	—

Net loss	$(354,312)	$(131,941)

Other comprehensive loss:
Foreign currency translation adjustment	464	(204)
Comprehensive loss	$(353,848)	$(132,145)

Loss per share, basic and diluted	$(0.05)	$(0.02)

Weighted average shares, basic and diluted	114,563,340	113,842,500

Revenues.

For the quarter ended March 31, 2023, we had $217 in revenues attributable to our Trabahanap.com platform in the Philippines.  For the year ended March 31, 2022, we had $238 in revenue from the same platform.

Operating Expenses.

For the year ended March 31, 2023, we had total operating expenses of $313,498 as compared to total operating expenses of $105,192 for the three months ended March 31, 2022, an increase of approximately 200% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation, software development expense, amortization expense and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended March 31, 2023 and March 31, 2022, respectively was $143,750 for both the current quarter compared with $105,192 for the same quarter last year. Officer compensation relates to monthly compensation expense for Mr. Wong under his consulting agreement. During the current quarter, the valuation of stock grants to Mr. Wong under his consulting agreement were increased due to a recent private placement of common stock priced at $1.50 per share.

General and administrative expenses for the three months ended March 31, 2023 and March 31, 2022 were $153,848 and $32,655, respectively. The increase in general and administrative expenses for the current quarter was primarily the result of stock granted for consulting services. We granted a total of 1,106,265 shares of common stock to several consultants for total non-cash expense of $110,627. We also had increased audit fees of $6,500 and legal fees of $8,449. We did not have similar charges for the same period last year.

Total Other Expense. For the three months ended March 31, 2023, we incurred interest expense of $41,033, as compared to $35,075 for the three months ended March 31, 2022 due to an increase in related party loans. Interest expense results from loans from our Chief Executive Officer. We had no unrealized gain in trading securities for the current period compared with an unrealized gain of $8,321 for the same period last year.  We had interest income of $2 for the current three-month period compared with $5 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $354,312 for the three months ended March 31, 2023 compared with a net loss of $131,941 for the three months ended March 31, 2022. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(64,768)	$(38,800)

Net cash used in investing activities	$(2,400)	$(2,400)

Net cash provided by financing activities	$22,500	$-

Net cash used in operating activities. We used cash in our operating activities for the three months ended March 31, 2023 primarily to fund our net loss and accrued liabilities, offset by accrued stock-based compensation to third parties and our sole executive officer, accrued accounts payable, accrued interest and accrued compensation to our sole executive officer. For the three months ended March 31, 2022, we used cash in our operating activities primarily to fund our net loss and unrealized gain on securities, offset by accrued stock-based compensation to our sole executive officer, accrued accounts payable, accrued interest and accrued  compensation to our sole executive officer.

Net cash used in investing activities. We used cash in our investing activities for the three months ended March 31, 2023 and March 31, 2022, respectively for software development of our various platforms.

Net cash provided by financing activities. We had cash provided by a private placement during the three months ended March 31, 2023 compared with no private placements for the three month period ended March 31, 2022, respectively.

Liquidity and Capital Resources

From inception through March 31, 2023, we have received a total of $226,500 in funds from the private placement of our common stock.  As of March 31, 2023, our total current assets are $91,844. In addition, as of that same date, Mr. Wong, has loaned the Company the sum of $662,141, plus accrued interest of $455,462 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part,  of the outstanding promissory note until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2023, (i) the Company sold 225,000 shares in a private placement at a share price of $0.10 for total proceeds of $22,500 and (ii) a total of 1,106,265 shares of common stock were issued or accrued for issuance to three parties for services rendered under consulting agreements for total non-cash expense of $110,627.

During the three months ended March 31, 2023, Mr. Wong earned 937,500 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $93,750. Since the Company’s common stock currently is not trading, shares were valued at the share price last sold to a third party, which was $0.10. As of March 31, 2023, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

The above sales of securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as such issuances involved a limited number of persons and share certificates bore a restrictive legend.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.	OTHER INFORMATION

On April 5, 2023, the Company filed Articles of Amendment with the Arizona Secretary of State which effected a 15 for 1 forward split of its issued and outstanding common stock.  This amendment was approved by the Company’s sole director and majority shareholder, Keith Wong.

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

Date: May 22, 2023

3FORCES INC.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and Chief Financial officer (Principal Executive, Financial and Accounting Officer)

