Form 10-Q
period 2023-06-30
3FORCES INC.
filed 2023-08-14
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,379,995 common shares issued and outstanding as of August 14, 2023.

3FORCES INC.

QUARTERLY REPORT ON FORM 10-Q

3FORCES INC. BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:

Cash	$103,476	$136,048
Prepaid stock compensation – related party	93,750	—
Total Current Assets	197,226	136,048

Software development costs, net	100,800	108,600

Total Assets	$298,026	$244,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$32,426	$46,809
Accrued interest – related party	504,627	414,429
Note payable – related party	722,151	662,141
Accrued officer compensation – related party	1,360,528	1,260,528

Total Liabilities	2,619,732	2,383,907

Stockholders’ Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 141,379,995 and 113,842,500 shares issued and outstanding, respectively	14,138	11,384
Additional paid-in capital	977,614	427,452
Common stock to be issued	81,356	184,268
Treasury stock	(50)	(50)
Accumulated other comprehensive income	1,325	1,038
Accumulated deficit	(3,396,089)	(2,763,351)

Total Stockholders’ Deficit	(2,321,706)	(2,139,259)

Total Liabilities and Stockholders’ Deficit	$298,026	$244,648

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$240	$2,093	$457	$2,331

Operating Expenses:
Officer compensation – related party	143,750	56,875	287,500	113,750
Software development expense	8,100	9,968	17,700	19,568
Amortization expense	6,300	6,300	12,600	12,600
General and administrative expenses	71,354	40,458	225,202	73,113
Total operating expenses	229,504	113,601	543,002	219,031

Loss from operations	(229,264)	(111,508)	(542,545)	(216,700)

Other income (expense):
Interest expense – related party	(49,165)	(36,478)	(90,198)	(71,553)
Unrealized gain on trading securities	—	(21,160)	—	(12,839)
Interest income	3	15	5	20
Total other expense	(49,162)	(57,623)	(90,193)	(84,372)

Loss before income taxes	(278,426)	(169,131)	(632,738)	(301,072)

Provision for income taxes	—	—	—	—

Net loss	$(278,426)	$(169,131)	$(632,738)	$(301,072)

Other comprehensive loss:
Foreign currency translation adjustment	(177)	(1,292)	287	(1,496)
Comprehensive loss	$(278,603)	$(170,423)	$(632,451)	$(302,568)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares, basic and diluted	130,287,964	113,842,500	122,595,468	113,842,500

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC. STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

			Additional	Common			Other	Total
	Common Stock		Paid in	Stock	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2022	113,842,500	$11,384	$427,452	$184,268	$(50)	$(2,763,351)	$1,038	$(2,139,259)
Common stock issued for services – related party	—	—	—	93,750	—	—	—	93,750
Common stock issued for services	750,000	75	74,925	35,627	—	—	—	110,627
Common stock issued for cash	225,000	23	22,477	—	—	—	—	22,500
Net Loss	—	—	—	—	—	(354,312)	464	(353,848)
Balance, March 31, 2023	114,817,500	11,482	524,854	313,645	(50)	(3,117,663)	1,502	(2,266,230)
Common stock issued for services – related party	26,562,495	2,656	452,760	(267,916)	—	—	—	187,500
Common stock issued for services	—	—	—	35,627	—	—	—	35,627
Net Loss	—	—	—	—	—	(278,426)	(177)	(278,603)
Balance, June 30, 2023	141,379,995	$14,138	$977,614	$81,356	$(50)	$(3,396,089)	$1,325	$(2,321,706)

			Additional	Common			Other	Total
	Common Stock		Paid in	Stock	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2021	113,842,500	$11,384	$427,452	$146,667	$(50)	$(2,153,410)	$(636)	$(1,568,593)
Common stock issued for services – related party	—	—	—	6,875	—	—	—	6,875
Net Loss	—	—	—	—	—	(131,941)	(204)	(132,145)
Balance, March 31, 2022	113,842,500	11,384	427,452	153,542	(50)	(2,285,351)	(840)	(1,693,863)
Common stock issued for services – related party	—	—	—	6,875	—	—	—	6,875
Net Loss	—	—	—	—	—	(169,131)	(1,292)	(170,423)
Balance, June 30, 2022	113,842,500	$11,384	$427,452	$160,417	$(50)	$(2,454,482)	$(2,132)	$(1,857,411)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(632,738)	$(301,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	187,500	13,750
Stock based compensation	146,254	—
Amortization expense	17,700	12,600
Unrealized gain on trading securities	—	12,839
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(14,383)	6,009
Accrued interest – related party	90,198	71,554
Accrued compensation– related party	100,000	100,000
Net cash used in operating activities	(105,469)	(84,320)

Cash flows from investing activities:
Software development cost	(9,900)	(4,800)
Proceeds from sale of trading securities	—	83,113
Net cash (used) provided by investing activities	(9,900)	78,313

Cash flows from financing activities:
Proceeds from sale of common stock	22,500	—
Proceeds from a related party loan?	60,010	—
Net cash provided by financing activities	82,510	—

Effect of exchange rate on cash	287	(1,496)
Net change in cash	(32,859)	(6,007)
Cash, beginning of period	136,048	163,289

Cash, end of period	$103,476	$155,786

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

Notes to Unaudited Financial Statements

June 30, 2023

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

On October 2, 2020, the Company formed Talguu Inc., an Arizona corporation, as a wholly owned subsidiary for the purpose of changing the domicile of the Company from California to Arizona. The process involved the filing of respective merger forms in each of Arizona and California. On January 15, 2021, the State of Arizona approved the Statement of Merger whereby the parent entity, then Guuru Corp (a California corporation, formerly Live Inc.), was merged into Talguu Inc. (an Arizona corporation). On March 15, 2021, the State of California approved the merger transaction. As mentioned above, on April 29, 2021, the Company’s name was changed to 3Forces Inc.

We are a cloud based business to consumer platform company. Currently, we have ManagerSpecial.com, Talguu.com, and 9000Jobs.com platforms. Only 9000Jobs currently is in use by the public in the Philippines. The rest are in the development and testing stages. ManagerSpecial.com enables service providers such as restaurants, hotels, and any goods and services that need to find and offer discounts to buyers to purchase their expiring products. 9000Jobs.com is our job search platform for entry level positions in service industries located in the Philippines market and soon to be in the United States (replacing JobDor.com). Talguu.com is a broadcasting platform, where the content producers will be assigned their individual channels. The channels will be 100% commercial free. Each channel will deliver content circumscribed by a specific theme, such as personal health care, do-it-yourself topics, business formation and management, among others. Content will be provided by one or more providers who will produce and deliver the content on one of our channels. In this platform, the content will be subscribed by individual viewers for a fee. We will receive an agreed percentage of the fees.

On April 5, 2023, the Company filed Articles of Amendment with the Arizona Secretary of State which effected a 15 for 1 forward split of its issued and outstanding common stock.  All share and earnings per share information have been retroactively adjusted to reflect the stock split.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2023 and December 31, 2022.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the three and six months ended June 30, 2023 and 2022 is included in net income as foreign currency translation adjustments.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,396,089 as of June 30, 2023, had a net loss of $632,738 and net cash used in operating activities of $105,469 for the six months ended June 30, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud-based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $103,000 as of June 30, 2023, and we will need approximately $987,000 in financing for a total of $1,090,000 in required funds. If all of these funds are not available from Mr. Keith Wong under our continued loan arrangements, we will seek to raise all or part of the funds through public or private debt or equity financing. These funds will enable us to fully develop and market our 3 platforms for the next 12 months, however, we cannot predict our ability to successfully raise such funds.

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of June 30, 2023 and December 31, 2022, the Company has $100,800 and $108,600, respectively, net of amortization of $42,000 and $29,400, respectively, of capitalized software development costs.

NOTE 5 - RELATED PARTY

As of June 30, 2023, the Company has nine promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

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

On June 23, 2023, the Company executed a promissory note with Mr. Wong for $60,010. The loan is unsecured, accrues interest at 4% per quarter, compounded quarterly, and is due on demand.

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

As of June 30, 2023 and December 31, 2022, there is $504,627 and $414,429, respectively, of total accrued interest due on the above notes.

Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

Mr. Wong’s consulting agreement was renewed effective September 1, 2020. Annual compensation was increased from $180,000 to $200,000. In addition, he is entitled to receive 15,000,000 shares of common stock which will vest over four years (or monthly at the rate of 312,495 shares per month). The term of the agreement is for four years and either party may terminate the agreement by delivering notice to the other. In this regard, during the year ended December 31, 2021, Mr. Wong earned 3,750,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. During the year ended December 31, 2022, Mr. Wong earned 3,750,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $27,500. Since the Company’s common stock is not currently trading, shares were issued at the price of shares sold to third parties of $0.007 at such time.

During the six months ended June 30, 2023, Mr. Wong earned 1,875,000 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $187,000. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to a third party of $0.10. On May 8, 2023, 26,562,495 shares of common stock were issued to Mr. Wong under his consulting agreements, of which 1) 24,687,495 shares of common stock which were previously earned but unissued (valued at $267,916), 2) 937,500 shares of common stock for current quarter (valued at $93,750), and 3) 937,500 shares of common stock for the third quarter (valued at $93,750 in prepaid stock compensation).

As of June 30, 2023 and December 31, 2022, there is $1,360,528 and $1,260,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 6 – COMMON STOCK

The Company entered into the following consulting agreements:

On December 6, 2021, the Company entered into a four year consulting agreement. The agreement provides for a total of 3,000,000 shares to be issued on each of the three anniversary dates in the following amounts: 750,000 in 2022, 900,000 in 2023 and 1,350,000 in 2024.

On December 26, 2021, the Company entered into a three year consulting agreement. The agreement provides for a total of 180,000 shares to be issued on each of the three anniversary dates in the following amounts: 45,000 in 2022, 75,000 in 2023 and 60,000 in 2024.

On September 1, 2022, the Company entered into a 10 year agreement with a consultant. The agreement provides for a total of 300,000 shares to be issued in the event of an IPO or acquisition.

On September 1, 2022, the Company entered into a one year agreement with a second consultant. The agreement provides for a total of 1,275,000 shares to be issued during the term at the rate of 106,250 per month.

Effective September 1, 2022, the Company entered into a 18 month agreement with a third consultant. The agreement provides for a total of 225,180 shares to be issued during the term at the rate of 12,510 per month.

On September 15, 2021, the Company entered into a four year consulting agreement. The agreement provides for a total of 2,576,850 shares to be issued during the term at the rate of 107,370 per month. In addition, the consultant was entitled to a cash compensation of at least $250,000 per annual. The agreement was terminated in October 2022.

During the year ended December 31, 2022, under the above agreements, the Company granted 1,377,390 shares of common stock to four consultants for services rendered for total non-cash expense of $10,101. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to third parties of $0.007. As of June 30, 2023, the shares have not yet been issued, however have been recorded as common stock to be issued as shown in stockholders’ deficit.

During the six months ended June 30, 2023, the Company sold 225,000 shares in a private placement at a price of $0.10 for total proceeds of $22,500.

During the six months ended June 30, 2023, a total of 1,462,530 shares of common stock were granted for services rendered under the above consulting agreements for total non-cash expense of $146,254. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to a third party of $0.10. As of June 30, 2023, 2,089,920 shares have not yet been issued by the transfer agent and are included in common stock to be issued.

Refer to Note 5 for related party equity transactions.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

June 30, 2023
Accumulated other comprehensive loss, beginning of period	$1,038
Change in cumulative translation adjustment	287
Accumulated other comprehensive loss, end of period	$1,325

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

We currently have developed and are managing three cloud based platforms:

Talguu.com. Our platform, www.Talguu.com, will be a digital media supermarket for the digital media producers to monetize their work in entertainment, news, education, and other channels that can be offered to the public. We allow the producers to charge pay-per-view for their digital content to our users. The producers are given individual channels for them to market their products. We will receive an agreed percentage of the pay-per-view revenues. Due to the impact of Covid 19, our development progress has been adversely impacted. We now plan to launch select channels in the third quarter of 2023 in the Philippines and fourth quarter of 2023 in the United States.

9000Jobs.com (formerlyTrabahanap.com). Our jobs platform helps bring employers and job hunters together, the platform has been launched in the Philippines, and will be launched in the United States in the third quarter of 2023. In the Philippines, our former partner, ABS-CBN, a large national TV network in the Philippines initially handled the marketing of the platform. This arrangement ended on November 30, 2022. We commercially launched the site as a beta test site to the public in late 2019. Due to impact of Covid 19, we were unable attract users until July 2021 when we started charging employers on the site. In late 2021 and early 2022, there were two spikes in the Covid pandemic in the Philippines, which forced the employers to stop hiring. As of June 30, 2023, we have over 740,566 users and over 4,232 employers on this site, and we booked $457 in gross revenue for the current six month period. We do not expect a significant revenue stream to rise until our new marketing campaign starts to take hold. Concurrent with the termination of our marketing agreement with ABS-CBN, we rebranded the site as 9000Jobs.com.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, is an online market place for products that are perishable. The sellers can create flash sales on ManagerSpecial. Our platform helps sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and any thing that has an imminent expiration time that the seller wants to dispose of. The sellers usually offer deep discounts to the buyers to move their expiring inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at an attractive discount. The software development has been completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times in the United States. Since we already have over 740,000 users in the Philippines, we plan to launch ManagerSpecial in the Philippines in the third quarter of 2023, followed by the United States launch in the fourth quarter of 2023.

On April 5, 2023, the Company amended it Articles of Incorporation with the Arizona Secretary of State by affecting a 15 for 1 forward stock split of its common stock. Immediately prior to the corporate action, the Company had 7,654,500 shares of common stock issued and outstanding. Immediately following the corporate action, the Company had 114,817,500 shares of common stock issued and outstanding.

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, and 9000Jobs.com (which replaces JobDor.com and Trabahanap.com due to our re-branding).

Our Current Operations.

As of June 30, 2023, we have $103,476 in available cash which is allocated towards our operations.

As of June 30, 2023, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $722,151 plus accrued interest of $504,627 on such notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of June 30, 2023, the Company has accrued $1,360,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for Fiscal Year 2023.

Our plan of operations for each platform through fiscal year 2023 is as follows:

Talguu.com. We have completed approximately 90% of the required software by the end of June 2023. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditure in finishing the software for this platform. The marketing cost will not start until the third quarter of 2023. We require approximately $50,000 for marketing in the Philippines and $100,000 for marketing in the United States in order to launch the platform in both counties. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

9000Jobs.com becomes our global brand for our job posting site (formerlyTrabahanap.com in the Philippines . As of the date of this filing, the platform in the Philippines is fully operational and generating limited revenues. We plan to launch the US version in the fourth quarter of 2023. We require approximately $50,000 to market this platform annually in the Philippines and $100,000 for annual marketing in the United States. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

ManagerSpecial.com. The software development has been completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times. We are now planning to launch this platform in third quarter of 2023 in the Philippines and in the fourth quarter of 2023 in the United States. We are waiting for the restaurants to commence dining room service as one of the main features of our platform is designed to attract customers for dine-in restaurants. We require approximately $50,000 to initially market this platform in the Philippines for the first 12 months and $100,000 in annual marketing for the United States in 2023. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $103,000 as of June 30, 2023 and we will need approximately $987,000 in public or private financing for a total of $1,090,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 3 platforms for the next 12 months. The ongoing funding support from Mr. Wong can only afford the Company a very slow growth and limited marketing efforts. The breakdown of these costs is as follows:

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

RESULTS OF OPERATIONS

The following table sets forth key components of the results of operations for the three and six month periods ended June 30, 2023 and 2022, respectively. The discussion following the table addresses these results.

The following table sets forth key components of the results of operations for the three month periods ended June 30, 2023 and 2022, respectively. The discussion following the table addresses these results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$240	$2,093	$457	$2,331

Operating Expenses:
Officer compensation – related party	143,750	56,875	287,500	113,750
Software development expense	8,100	9,968	17,700	19,568
Amortization expense	6,300	6,300	12,600	12,600
General and administrative expenses	71,354	40,458	225,202	73,113
Total operating expenses	229,504	113,601	543,002	219,031

Loss from operations	(229,264)	(111,508)	(542,545)	(216,700)

Other income (expense):
Interest expense – related party	(49,165)	(36,478)	(90,198)	(71,553)
Unrealized gain on trading securities	—	(21,160)	—	(12,839)
Interest income	3	15	5	20
Total other expense	(49,162)	(57,623)	(90,193)	(84,372)

Loss before income taxes	(278,426)	(169,131)	(632,738)	(301,072)

Provision for income taxes	—	—	—	—

Net loss	$(278,426)	$(169,131)	$(632,738)	$(301,072)

Results of Operations (Unaudited) for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

Revenues. For the three months ended June 30, 2023, we had $240 in revenues attributable to our 9000Jobs.com platform in the Philippines.  For the three months ended June 30, 2022, we had $2,093 in revenues attributable to our Trabahanap.com platform in the Philippines.  The reduction in revenues for the current period was due to the termination of the marketing agreement with our former partner, ABS-CBN, a large national TV network in the Philippines, which ended in November 2022.

Operating Expenses. For the three months ended June 30, 2023, we had total operating expenses of $229,504, as compared to total operating expenses of $113,601 for the three months ended June 30, 2022, an increase of approximately 104% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation, software development expense, amortization expense and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended June 30, 2023 and June 30, 2022, was $143,750 and $56,875, respectively. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement. During the current period, the number of shares granted to Mr. Wong increased from 62,500 shares to 937,500 shares, as a result of the forward split. In addition, the value of the shares granted under his consulting agreement was increased due to a recent private placement of common stock priced at $0.10 per share (split adjusted). This resulted in higher officer compensation for the current period.

Software development expense for the three months ended June 30, 2023 and June 30, 2022 was $8,100 and $9,968, respectively.

Amortization expense for the three months ended June 30, 2023 and June 30, 2022 was $6,300 for both periods.

General and administrative expenses for the three months ended June 30, 2023 and June 30, 2022 were $71,354 and $40,458, respectively. The 76% increase in general and administrative expenses for the current quarter was due mainly to stock granted for consulting services. We granted a total of 356,625 shares of common stock to two consultants for total non-cash expense of $35,627. We did not have similar charges for the same period last year.

Total Other Income (Expense). For the three months ended June 30, 2023, we incurred interest expense of $49,165, as compared to $36,478 for the three months ended June 30, 2022 due to an increase in related party loans during the current period. Interest expense results from loans from our Chief Executive Officer. In addition, during the three month period in 2022, we had a realized loss in trading securities of $21,160. We did not have similar entries for the current period.  We also had interest income of $3 for the current three-month period compared with $15 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $278,426 for the three months ended June 30, 2023 compared with a net loss of $169,131 for the three months ended June 30, 2022, an increase of 64%. The increase in our net loss is due to the reasons discussed above.

Results of Operations (Unaudited) for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues. For the six months ended June 30, 2023, we had $457 in revenues attributable to our 9000Jobs.com platform in the Philippines.  For the six months ended June 30, 2022, we had $2,331 in revenues attributable to our Trabahanap.com platform in the Philippines.  The reduction in revenues for the current period was due to the termination of the marketing agreement with our former partner, ABS-CBN, a large national TV network in the Philippines, which ended in November 2022.

Operating Expenses. For the six months ended June 30, 2023, we had total operating expenses of $543,002, as compared to total operating expenses of $219,031 for the six months ended June 30, 2022, an increase of approximately 148% from the prior year’s six-month period for the reasons discussed below. Operating expenses consists of officer compensation, software development expense, amortization expense and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the six months ended June 30, 2023 and June 30, 2022, was $287,500 and $113,750, respectively. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement. During the current period, the number of shares granted to Mr. Wong increased from 125,000 shares to 1,875,000 shares, as a result of the forward split. In addition, the value of the shares granted under his consulting agreement was increased due to a recent private placement of common stock priced at $0.10 per share (split adjusted). This resulted in higher officer compensation for the current period.

Software development expense for the six months ended June 30, 2023 and June 30, 2022 was $17,700 and $19,568, respectively.

Amortization expense for the six months ended June 30, 2023 and June 30, 2022 was $12,600 for both periods.

General and administrative expenses for the six months ended June 30, 2023 and June 30, 2022 were $225,202 and $73,113, respectively. The increase in general and administrative expenses for the current period was due mainly to stock granted for consulting services. We granted a total of 1,462,530 shares of common stock to several consultants for total non-cash expense of $146,254. We did not have similar charges for the same period last year.

Total Other Income (Expense). For the six months ended June 30, 2023, we incurred interest expense of $90,198, as compared to $71,533 for the three months ended June 30, 2022 due to an increase in related party loans during the current period. Interest expense results from loans from our Chief Executive Officer. In addition, during the six month period in 2022, we had a realized loss in trading securities of $12,839. We did not have similar entries for the current period.  We also had interest income of $5 for the current three-month period compared with $20 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $632,738 for the six months ended June 30, 2023 compared with a net loss of $301,072 for the six months ended June 30, 2022, an increase of 110%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(105,469)	$(84,320)

Net cash (used) provided by investing activities	$(9,900)	$78,313

Net cash provided by financing activities	$82,510	$-

Net cash used in operating activities. We used cash in our operating activities for the six months ended June 30, 2023 primarily to fund our net loss and accrued liabilities, offset by accrued stock-based compensation to third parties and our sole executive officer, accrued accounts payable, accrued interest and accrued compensation to our sole executive officer. For the six months ended June 30, 2022, we used cash in our operating activities primarily to fund our net loss and unrealized gain on securities, offset by accrued stock-based compensation to our sole executive officer, accrued accounts payable, accrued interest and accrued  compensation to our sole executive officer.

Net cash (used) provided by investing activities. We used cash from our investing activities for the six months ended June 30, 2023 for software development of our various platforms and for the six months ended June 30, 2022, we had cash provided by the sale of securities.

Net cash from financing activities. During the six months ended June 30, 2023, we had $22,500 in cash provided by a private placement and $60,010 of related party loans compared with no private placements or related party loans for the six month period ended June 30, 2022, respectively.

Liquidity and Capital Resources

From inception through June 30, 2023, we have received a total of $226,500 in funds from the private placement of our common stock.  As of June 30, 2023, our total current assets are $197,226. In addition, as of that same date, Mr. Wong, has loaned the Company the sum of $722,151, plus accrued interest of $504,627 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2023, (i) the Company sold 225,000 shares in a private placement at a share price of $0.10 (split adjusted) for total proceeds of $22,500 and (ii) a total of 1,106,265 shares of common stock were issued or accrued for issuance to three parties for services rendered under consulting agreements for total non-cash expense of $110,627.

During the three months ended June 30, 2023, Mr. Wong earned 937,500 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $93,750. Since the Company’s common stock currently is not trading, shares were valued at the share price last sold to a third party, which was $0.10 (split adjusted). As of June 30, 2023, the shares have not yet been issued, and have been recorded as common stock to be issued as shown in stockholders’ deficit.

The above sales of securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as such issuances involved a limited number of persons and share certificates bore a restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On April 5, 2023, the Company amended it Articles of Incorporation with the Arizona Secretary of State by affecting a 15 for 1 forward stock split of its common stock. Immediately prior to the corporate action, the Company had 7,654,500 shares of common stock issued and outstanding. Immediately following the corporate action, the Company had 114,817,500 shares of common stock issued and outstanding.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023

3FORCES INC.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and Chief Financial officer (Principal Executive, Financial and Accounting Officer)

