Form 10-Q
period 2023-09-30
3FORCES INC.
filed 2023-11-14
CIK 1730732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 132,660,450 common shares issued and outstanding as of November 14, 2023.

3FORCES INC.

QUARTERLY REPORT ON FORM 10-Q

3FORCESINC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:

Cash	$63,530	$136,048
Total Current Assets	63,530	136,048

Software development costs, net	96,900	108,600

Total Assets	$160,430	$244,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$23,160	$46,809
Accrued interest – related party	553,679	414,429
Note payable – related party	722,151	662,141
Accrued officer compensation – related party	1,410,528	1,260,528

Total Liabilities	2,709,518	2,383,907

Stockholders' Deficit:
Common stock, $0.0001 par value; 10,000,000,000 shares authorized, 141,379,995 and 113,842,500 shares issued and outstanding, respectively	14,138	11,384
Additional paid-in capital	977,614	427,452
Common stock to be issued	106,358	184,268
Treasury stock	(50)	(50)
Accumulated other comprehensive income	461	1,038
Accumulated deficit	(3,647,609)	(2,763,351)

Total Stockholders’ Deficit	(2,549,088)	(2,139,259)

Total Liabilities and Stockholders' Deficit	$160,430	$244,648

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$237	$270	$694	$2,601

Operating Expenses:
Officer compensation – related party	143,750	56,875	431,250	170,625
Software development expense	8,100	9,600	25,800	29,168
Amortization expense	6,300	6,300	18,900	18,900
General and administrative expenses	44,553	45,292	269,755	118,405
Total operating expenses	202,703	118,067	745,705	337,098

Loss from operations	(202,466)	(117,797)	(745,011)	(334,497)

Other income (expense):
Interest expense – related party	(49,055)	(37,938)	(139,253)	(109,491)
Unrealized gain on trading securities	—	(11,161)	—	(24,000)
Interest income	1	66	6	86
Total other expense	(49,054)	(49,033)	(139,247)	(133,405)

Loss before income taxes	(251,520)	(166,830)	(884,258)	(467,902)

Provision for income taxes	—	—	—	—

Net loss	$(251,520)	$(166,830)	$(884,258)	$(467,902)

Other comprehensive loss:
Foreign currency translation adjustment	(864)	(1,446)	(577)	(2,942)
Comprehensive loss	$(252,384)	$(168,276)	$(884,835)	$(470,844)

Loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	141,379,995	113,842,500	128,925,785	113,842,500

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2022	113,842,500	$11,384	$427,452	$184,268	$(50)	$(2,763,351)	$1,038	$(2,139,259)
Common stock issued for services – related party	—	—	—	93,750	—	—	—	93,750
Common stock issued for services	750,000	75	74,925	35,627	—	—	—	110,627
Common stock issued for cash	225,000	23	22,477	—	—	—	—	22,500
Net Loss	—	—	—	—	—	(354,312)	464	(353,848)
Balance, March 31, 2023	114,817,500	11,482	524,854	313,645	(50)	(3,117,663)	1,502	(2,266,230)
Common stock issued for services – related party	26,562,495	2,656	452,760	(267,916)	—	—	—	187,500
Common stock issued for services	—	—	—	35,627	—	—	—	35,627
Net Loss	—	—	—	—	—	(278,426)	(177)	(278,603)
Balance, June 30, 2023	141,379,995	14,138	977,614	81,356	(50)	(3,396,089)	1,325	(2,321,706)
Common stock issued for services	—	—	—	25,002	—	—	—	25,002
Net Loss	—	—	—	—	—	(251,520)	(864)	(252,384)
Balance, September 30, 2023	141,379,995	$14,138	$977,614	$106,358	$(50)	$(3,647,609)	$461	$(2,549,088)

	Common Stock		Additional	Common Stock	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Stock	Deficit	Loss	Total
Balance, December 31, 2021	7,589,500	$810	$438,026	$146,667	$(50)	$(2,153,410)	$(636)	$(1,568,593)
Common stock issued for services – related party	—	—	—	6,875	—	—	—	6,875
Net Loss	—	—	—	—	—	(131,941)	(204)	(132,145)
Balance, March 31, 2022	7,589,500	810	438,026	153,542	(50)	(2,285,351)	(840)	(1,693,863)
Common stock issued for services – related party	—	—	—	6,875	—	—	—	6,875
Net Loss	—	—	—	—	—	(169,131)	(1,292)	(170,423)
Balance, June 30, 2022	7,589,500	810	438,026	160,417	(50)	(2,454,482)	(2,132)	(1,857,411)
Common stock issued for services	—	—	—	1,658	—	—	—	1,658
Common stock issued for services – related party	—	—	—	6,875	—	—	—	6,875
Net Loss	—	—	—	—	—	(166,830)	(1,446)	(168,276)
Balance, September 30, 2022	7,589,500	$810	$438,026	$168,950	$(50)	$(2,621,312)	$(3,578)	$(2,017,154)

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(884,258)	$(467,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	281,250	20,625
Stock based compensation	171,256	1,658
Amortization expense	24,000	18,900
Loss on trading securities	—	24,000
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(23,649)	27,134
Accrued interest – related party	139,250	109,491
Accrued compensation– related party	150,000	150,000
Net cash used in operating activities	(142,151)	(116,094)

Cash flows from investing activities:
Software development cost	(12,300)	(7,200)
Purchase of trading securities	—	(37,570)
Proceeds from sale of trading securities	—	83,113
Net cash (used) provided by investing activities	(12,300)	38,343

Cash flows from financing activities:
Proceeds from sale of common stock	22,500	—
Proceeds from a related party	60,010	500
Net cash provided by financing activities	82,510	500

Effect of exchange rate on cash	(577)	(2,942)
Net change in cash	(71,941)	(77,251)
Cash, beginning of period	136,048	163,289

Cash, end of period	$63,530	$83,096

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

3FORCES INC.

Notes to Unaudited Financial Statements

September 30, 2023

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

On April 5, 2023, the Company filed Articles of Amendment with the Arizona Secretary of State which effected a 15 for 1 forward split of its issued and outstanding common stock.  All share and earnings per share information have been retroactively adjusted to reflect the stock split

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2023 and December 31, 2022.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ deficit. Comprehensive income for the three and nine months ended September 30, 2023 and 2022 is included in net income as foreign currency translation adjustments.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,647,609 as of September 30, 2023, had a net loss of $884,258 and net cash used in operating activities of $142,151 for the nine months ended September 30, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has developed and is managing three cloud-based platforms as part of our overall business plan. In order for us to fully implement our business plan, we will use our available cash of approximately $63,500 as of September 30, 2023, and we will need approximately $1,026,500 in financing for a total of $1,090,000 in required funds. If all of these funds are not available from Mr. Keith Wong under our continued loan arrangements, we will seek to raise all or part of the funds through public or private debt or equity financing. These funds will enable us to fully develop and market our 3 platforms for the next 12 months, however, we cannot predict our ability to successfully raise such funds.

NOTE 4 – SOFTWARE DEVELOPMENT

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. Software development costs are amortized over the estimated useful life of three years. As of September 30, 2023 and December 31, 2022, the Company has $96,900 and $108,600, respectively, net of amortization of $48,300 and $29,400, respectively, of capitalized software development costs.

NOTE 5 - RELATED PARTY

As of September 30, 2023, the Company has nine promissory notes with Keith Wong, the Company’s founder, Chief Executive Officer and sole director described in this Note.

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

As of September 30, 2023 and December 31, 2022, there is $553,679 and $414,429, respectively, of total accrued interest due on the above notes.

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

During the nine months ended September 30, 2023, Mr. Wong earned 2,812,500 shares of common stock for services rendered under his consulting agreement, for total non-cash expense of $281,500. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to a third party of $0.10. On May 8, 2023, 26,562,495 shares of common stock were issued to Mr. Wong under his consulting agreements, of which 1) 24,687,495 shares of common stock which were previously earned but unissued (valued at $267,916) and 2) 1,875,000 shares of common stock for Q2 and Q3 quarter (valued at $187,500).

As of September 30, 2023 and December 31, 2022, there is $1,410,528 and $1,260,528, respectively, of accrued compensation due to Mr. Wong.

NOTE 6 – COMMON STOCK

The Company entered into the following consulting agreements:

On December 6, 2021, the Company entered into a four year consulting agreement. The agreement provides for a total of 3,000,000 shares to be issued on each of the three anniversary dates in following amounts, 750,000 in 2022, 900,000 in 2023 and 1,350,000 in 2024.

On December 26, 2021, the Company entered into a three-year consulting agreement. The agreement provides for a total of 180,000 shares to be issued on each of the three anniversary dates in the following amounts: 45,000 in 2022, 75,000 in 2023 and 60,000 in 2024.

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

During the year ended December 31, 2022, under the above agreements, the Company granted 1,377,390 shares of common stock to four consultants for services rendered for total non-cash expense of $10,101. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to third parties of $0.007. As of September 30, 2023, the shares have not yet been issued, however have been recorded as common stock to be issued as shown in stockholders’ deficit.

During the nine months ended September 30, 2023, the Company sold 225,000 shares in a private placement at a price of $0.10 for total proceeds of $22,500.

During the nine months ended September 30, 2023, a total of 1,712,550 shares of common stock were issued for services rendered under the above consulting agreements for total non-cash expense of $171,256. Since the Company’s common stock is not currently trading, shares were issued at the price of shares last sold to a third party of $0.10. As of September 30, 2023, 2,339,940 shares have not yet been issued by the transfer agent and are included in common stock to be issued.

Refer to Note 5 for related party equity transactions.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss are as follows:

September 30, 2023
Accumulated other comprehensive loss, beginning of period	$1,038
Change in cumulative translation adjustment	(577)
Accumulated other comprehensive loss, end of period	$461

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements other than the following.

On October 19,2023, Mr. Wong, returned and cancelled 8,719,545 shares of his. common stock

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

We currently have developed and are managing three cloud based platforms:

Talguu.com. Our platform, www.Talguu.com, will be a digital media supermarket for the digital media producers to monetize their work in entertainment, news, education, and other channels that can be offered to the public. We allow the producers to charge pay-per-view for their digital content to our users. The producers are given individual channels for them to market their products. We will receive an agreed percentage of the pay-per-view revenues. Due to the impact of Covid 19, our development progress has been adversely impacted. We now plan to launch select channels in the first quarter of 2024 in the Philippines and the fourth quarter of 2023 in the United States.

9000Jobs.com (formerlyTrabahanap.com). Our jobs platform helps bring employers and job hunters together, the platform has been launched in the Philippines, and will be launched in the United States in the fourth quarter of 2023. In the Philippines, our former partner, ABS-CBN, a large national TV network in the Philippines initially handled the marketing of the platform. This arrangement ended on November 30, 2022. We commercially launched the site as a beta test site to the public in late 2019. Due to impact of Covid 19, we were unable attract users until July 2021 when we started charging employers on the site. In late 2021 and early 2022, there were two spikes in the Covid pandemic in the Philippines, which forced the employers to stop hiring. As of September 30, 2023, we have over 750,566 users and over 4,402 employers on this site, and we booked $694 in gross revenue for the current nine month period. We do not expect a significant revenue stream to rise until our new marketing campaign starts to take hold. Concurrent with the termination of our marketing agreement with ABS-CBN, we rebranded the site as 9000Jobs.com.

ManagerSpecial.com. Our third platform, www.ManagerSpecial.com, is an online market place for products that are perishable. The sellers can create flash sales on ManagerSpecial. Our platform helps sellers to sell and buyers to buy, products and services that have a limited useful life, such as food, produce, hotel rooms, beauty salon seats, manicure stations, idling labor, and any thing that has an imminent expiration time that the seller wants to dispose of. The sellers usually offer deep discounts to the buyers to move their expiring inventories. Instead of letting their inventories become worthless after a certain time, we help sellers turn a total loss to a partial gain and we help the buyers purchase good products at an attractive discount. The software development has been completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times in the United States. We now plan to launch it in the United States in the second quarter of 2024.

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

Our offices are located at 7702 E Doubletree Ranch Road, Unit 300, Scottsdale, Arizona. Our telephone number is 480.902.3062 Our websites are www.3Forces.com, www.Talguu.com, www.ManagerSpecial.com, and 9000Jobs.com (which replaced JobDor.com and Trabahanap.com due to our re-branding).

Our Current Operations.

As of September 30, 2023, we have $63,500 in available cash which is allocated towards our operations.

As of September 30, 2023, the Company has outstanding promissory notes in favor of Mr. Keith Wong in the total amount of $722,151 plus accrued interest of $553,679 on such notes. Mr. Wong, the Company’s primary executive officer and controlling stockholder, has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory notes until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

In addition, as of September 30, 2023, the Company has accrued $1,410,528 in compensation to Mr. Wong, which amount will not be due until upon the earlier of; a Nasdaq listing or an aggregate of at least 51% ownership of the Company is beneficially controlled by parties other than the current management (as of March 2, 2018).

Our Plan for Fiscal Year 2023.

Our plan of operations for each platform through fiscal year 2023 is as follows:

Talguu.com. We have completed the required software in September 2023 for our release version. This accelerated development speed was made possible by the Company’s CEO. Mr. Wong has spent a considerable amount of time to designing and programing the software in conjunction with our contract programmers. Therefore, we do not expect much additional expenditure in finishing the software for this platform. The marketing cost will not start until the fourth quarter of 2023. We require approximately $50,000 for marketing in the Philippines and $100,000 for marketing in the United States in order to launch the platform in both counties. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

9000Jobs.com becomes our global brand for our job posting site (formerlyTrabahanap.com in the Philippines). As of the date of this filing, the platform in the Philippines is fully operational and generating limited revenues. We plan to launch the US version in the fourth quarter of 2023. We require approximately $50,000 to market this platform annually in the Philippines and $100,000 for annual marketing in the United States. If we are unable to obtain the required funding in 2023, the marketing and launch of the platform will be delayed.

ManagerSpecial.com. The software development has been completed. Due to Covid 19, the initial launch date in 2021 was revised multiple times. We are now planning to launch this platform in first quarter of 2024 in the United States and in the second quarter of 2024 in the Philippines. One of the main features of our platform is designed to attract customers for dine-in restaurants. We require approximately $50,000 to initially market this platform in the Philippines for the first 12 months and $100,000 in annual marketing for the United States in 2024. If we are unable to obtain the required funding in 2024, the marketing and launch of the platform will be delayed.

Full Implementation of Business Plan.

In order for us to fully implement our business plan, we will use our available cash of approximately $63,500 as of September 30, 2023 and we will need approximately $1,026,500 in public or private financing for a total of $1,090,000 in required funds. Our founder, Mr. Keith Wong, has devoted substantial software engineering time into these various platforms. As a result, his contributions to date have obviated or minimized the need to hire similar professionals, and has resulted in a considerable saving for the Company. Nonetheless, we will need additional funds to enable us to fully develop and market our 3 platforms for the next 12 months. The ongoing funding support from Mr. Wong can only afford the Company a very slow growth and limited marketing efforts. The breakdown of these costs is as follows:

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

RESULTS OF OPERATIONS

The following table sets forth key components of the results of operations for the three and nine month periods ended September 30, 2023 and 2022, respectively. The discussion following the table addresses these results.

The following table sets forth key components of the results of operations for the three month periods ended September 30, 2023 and 2022, respectively. The discussion following the table addresses these results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$237	$270	$694	$2,601

Operating Expenses:
Officer compensation – related party	143,750	56,875	431,250	170,625
Software development expense	8,100	9,600	25,800	29,168
Amortization expense	6,300	6,300	18,900	18,900
General and administrative expenses	71,354	45,292	269,755	118,405
Total operating expenses	202,703	118,067	745,705	337,098

Loss from operations	(202,466)	(117,797)	(745,011)	(334,497)

Other income (expense):
Interest expense – related party	(49,055)	(37,938)	(139,253)	(109,491)
Unrealized gain on trading securities	—	(11,161)	—	(24,000)
Interest income	1	66	6	86
Total other expense	(49,054)	(49,033)	(139,247)	(133,405)

Loss before income taxes	(251,520)	(166,830)	(884,258)	(467,902)

Provision for income taxes	—	—	—	—

Net loss	$(251,520)	$(166,830)	$(884,258)	$(467,902)

Results of Operations (Unaudited) for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

Revenues. For the three months ended September 30, 2023, we had $237 in revenues compared with $270 in revenues for the three months ended September 30, 2022, both amounts attributable to our 9000Jobs.com platform in the Philippines.  The slight reduction in revenues for the current period was due to the termination of the marketing agreement with our former partner, ABS-CBN, a large national TV network in the Philippines, which ended in November 2022.

Operating Expenses. For the three months ended September 30, 2023, we had total operating expenses of $202,703, as compared to total operating expenses of $118,067 for the three months ended September 30, 2022, an increase of approximately 72% from the prior year’s three-month period for the reasons discussed below. Operating expenses consists of officer compensation, software development expense, amortization expense and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the three months ended September 30, 2023 and September 30, 2022 was $143,750 and $56,875, respectively. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

Software development expense for the three months ended September 30, 2023 and September 30, 2022 was $8,100 and $9,600, respectively.

Amortization expense for the three months ended September 30, 2023 and September 30, 2022 was $6,300 for both periods.

General and administrative expenses for the three months ended September 30, 2023 and September 30, 2022 were $44,553 and $45,292, respectively. The slight decrease in general and administrative expenses for the current quarter was due mainly to a reduction in stock compensation to third parties.

Total Other Income (Expense). For the three months ended September 30, 2023, we incurred interest expense of $49,055, as compared to $37,938 for the three months ended September 30, 2022 due to an increase in related party loans during the current period. Interest expense results from loans from our Chief Executive Officer. In addition, during the three month period in 2022, we had a realized loss in trading securities of $11,161. We did not have similar entries for the current period.  We also had interest income of $1 for the current three-month period compared with $66 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $251,520 for the three months ended September 30, 2023 compared with a net loss of $166,830 for the three months ended September 30, 2022, an increase of approximately 51%. The increase in our net loss is due to the reasons discussed above.

Results of Operations (Unaudited) for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues. For the nine months ended September 30, 2023, we had $694 in revenues compared with $2,601 in revenues for the three months ended September 30, 2022, both of which are attributable to our 9000Jobs.com platform in the Philippines. The reduction in revenues for the current period was due to the termination of the marketing agreement with our former partner, ABS-CBN, a large national TV network in the Philippines, which ended in November 2022.

Operating Expenses. For the nine months ended September 30, 2023, we had total operating expenses of $745,705, as compared to total operating expenses of $337,098 for the nine months ended September 30, 2022, an increase of approximately 123% from the prior year’s nine-month period for the reasons discussed below. Operating expenses consists of officer compensation, software development expense, amortization expense and general and administrative expenses, which includes consulting and professional fees.

Officer compensation for the nine months ended September 30, 2023 and September 30, 2022, was $431,250 and $170,625, respectively. Officer compensation relates solely to monthly compensation expense for Mr. Wong under his consulting agreement.

Software development expense for the nine months ended September 30, 2023 and September 30, 2022 was $25,800 and $29,168, respectively.

Amortization expense for the nine months ended September 30, 2023 and September 30, 2022 was $18,900 for both periods.

General and administrative expenses for the nine months ended September 30, 2023 and September 30, 2022 were $269,755 and $118,405, respectively. The increase in general and administrative expenses for the current period was due mainly to an increase in stock compensation to third parties.

Total Other Income (Expense). For the nine months ended September 30, 2023, we incurred interest expense of $139,253, as compared to $109,491 for the three months ended September 30, 2022 due to an increase in related party loans during the current period. Interest expense results from loans from our Chief Executive Officer. In addition, during the nine month period in 2022, we had a realized loss in trading securities of $24,000. We did not have similar entries for the current period.  We also had interest income of $6 for the current three-month period compared with $86 for the same period last year. Interest income is derived from funds held in an interest-bearing account.

Net Loss. We had a net loss of $884,258 for the nine months ended September 30, 2023 compared with a net loss of $467,902 for the nine months ended September 30, 2022, an increase of approximately 89%. The increase in our net loss is due to the reasons discussed above.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(142,151)	$(116,094)

Net cash (used) provided by investing activities	$(12,300)	$38,343

Net cash provided by financing activities	$82,510	$500

Net cash used in operating activities. We used cash in our operating activities for the nine months ended September 30, 2023 primarily to fund our net loss and accrued liabilities, offset by accrued accounts payable and accrued liabilities. For the nine months ended September 30, 2022, we used cash in our operating activities primarily to fund our net loss and unrealized gain on securities, offset by accrued stock-based compensation to our sole executive officer, accrued accounts payable, accrued interest and accrued  compensation to our sole executive officer.

Net cash (used) provided by investing activities. We used cash from our investing activities for the nine months ended September 30, 2023 for software development of our various platforms and for the nine months ended September 30, 2022, we used cash from our investing activities for software development and purchase of securities offset by cash provided from the sale of securities.

Net cash from financing activities. During the nine months ended September 30, 2023, we had $22,500 in cash provided by a private placement and $60,010 of related party loans compared with $500 in related party loans for the nine month period ended September 30, 2022, respectively.

Liquidity and Capital Resources

From inception through September 30, 2023, we have received a total of $226,500 in funds from the private placement of our common stock.   As of September 30, 2023, our total current assets are $63,530. In addition, as of that same date, Mr. Wong, has loaned the Company the sum of $722,151, plus accrued interest of $553,679 which amounts are due on demand. Mr. Wong has informed the Company in writing that he does not intend to demand payment, in whole or in part, of the outstanding promissory note until the earlier of (i) December 31, 2023 or (ii) at such time as the Company receives a minimum of $2,000,000 in proceeds from a public or private offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On October 19, 2023, Mr. Keith Wong, the Company’s Chief Executive Officer and controlling shareholder, voluntarily surrendered back to the Company 8,719,545 shares of common stock of the Company.

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

Date: November 14, 2023

3FORCES INC.

/s/ Keith Wong
Keith Wong
Chief Executive Officer and Chief Financial officer (Principal Executive, Financial and Accounting Officer)

